Form 10QSB
period 1998-06-30
JRECK SUBS GROUP INC
filed 1998-08-20
CIK 1018725

Form 10-QSB

           [As last amended in Release No. 34-38850, July 18, 1997, effective September 2, 1997, 62 F.R. 39755]

                     U.S Securities and Exchange Commission
                             Washington, D.C. 20549

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE EXCHANGE ACT

                   For the transition period from ____ to____

                         Commission File Number: 0-23545

                             Jreck Subs Group, Inc.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Colorado                                         84-1317674
-------------------------------                          ----------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                           Identification Number)


           2101 West State Road 434 Suite 100, Longwood, Florida 32779
           -----------------------------------------------------------
                    (Address of principal executive offices)


                                 (407) 682-6363
                            -------------------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes ( X ) No (   )


                      APPLICABLE ONLY TO CORPORATE ISSUERS
                     -------------------------------------
State the number of shares outstanding of each of the issuer's classes of common equity, as of the most recent practicable date: June 30, 1998-16,637,271 Shares


Transitional Small Business Disclosure Format: Yes (   ) No ( X )

                          PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

                             Jreck Subs Group, Inc.
                           Consolidated Balance Sheets
                       June 30, 1998 and December 31, 1997

                                     ASSETS

                                             June 30, 1998        Dec. 31, 1997
                                            --------------       ---------------
Current Assets:
  Cash & Cash Equivalents                     $    305,651          $   427,420
  Accounts Receivable-Trade, net
   of allowance of $ 60,000                        318,771              391,567
  Current Portion of Notes Receivable              100,000              168,560
  Prepaid Expenses                                 643,408              730,811
                                                ----------            ---------
   Total Current Assets                          1,367,830            1,718,358

Property & Equipment-Net                         1,860,323            1,930,990

Other Assets:
  Notes Receivable                                 612,340              173,704
  Excess of Cost Over Fair Value of
   Assets Of Net Assets Acquired                14,117,320           11,521,526
  Covenants Not To Compete & Other
   Intangible Assets                               502,317              512,777
  Deferred Loan Costs                              610,960              597,760
  Other                                              5,000               34,097
                                                ----------           ----------
    Total Other Assets                          15,847,937           12,839,864

Total Assets                                  $ 19,076,090         $ 16,489,212
                                                ==========           ==========

                       LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:
  Current Portion of Long Term Debt          $   1,448,625       $    2,163,554
  Current Portion of Notes Payable
   to Related Parties                               60,000              434,785
  Accounts Payable-Trade                           630,323            1,020,101
  Accrued Expenses                                 704,591            1,196,130
  Liability to Issue Common Stock                1,793,750            2,234,375
                                               -----------            ---------
  Total Current Liabilities                      4,637,289            7,048,945

Long Term Debt-Related Parties                     476,059              323,032
                            Other                2,116,452            1,619,115

Redeemable Common Stock                            500,000              500,000

Stockholders' Equity:
  Preferred Stock-2,620 Shares
   Outstanding                                   2,620,000            2,020,000
  Common Stock   Authorized-50
   Million Shares
        Issued-16.637 Million Shares            22,792,543           17,729,478
  Less Stock Subscription Receivable            (2,400,000)          (2,400,000)
  Accumulated Deficit                          (11,666,253)         (10,351,358)
                                               -----------           -----------
    Total Stockholders' Equity                  11,346,290            6,998,120

Total Liabilities & Stockholders' Equity    $   19,076,090       $   16,489,212
                                                ==========           ==========


The interim financial statements include all adjustments which, in the opinion of management, are necessary in order to make the financial statements not misleading.

                             Jreck Subs Group, Inc.
                                Income Statement
                           Six Months & Quarters Ended
                             June 30, 1998 and 1997



                             Six Months   Six Months       Quarter       Quarter
                                  Ended        Ended         Ended         Ended
                           June 30,1998 June 30,1997  June 30,1998  June 30,1997
                           ------------ ------------  ------------  ------------
Revenues:
Continuing Royalties        $ 1,264,563    $ 196,985    $  717,423   $ 112,334
Initial Franchise &
 Franchise Transfer Fees         69,399            0        18,699           0
Retail Store Sales-net          962,859            0       431,261           0
Bakery Operations Sales-net     525,112            0       274,691           0
Other                           452,284       23,801       289,796      23,801
                             ----------   ----------    ----------   ---------
  Total Revenue               3,274,217      220,786     1,731,870     136,135

Costs Applicable to Sales &
   Revenue                      551,321            0       242,773           0
Selling, General &
   Administrative Expenses    2,363,168      212,655     1,320,155      50,860
Business Development Costs    1,104,000    1,440,000       329,364     677,000
Interest                        179,833       39,717        83,516      20,781
Depreciation & Amortization     390,791       10,000       225,916       5,000
                             ----------   ----------    ----------   ---------
  Total Expenses              4,589,113    1,702,372     2,201,724     753,641

  Net Loss                  $(1,314,896) $(1,481,586)   $ (469,854) $ (617,506)
                             ==========   ==========    ==========   =========

Weighted Average Common
   Shares Outstanding        15,218,903    9,500,745    15,963,766   9,520,745
                             ==========   ==========    ==========   =========

Loss per Share              $    (0.086)   $(  0.156)   $   (0.029)    $(0.065)
                             ==========   ==========    ==========   =========





The interim financial statements include all adjustments which, in the opinion of management, are necessary in order to make the financial statements not misleading.

                             Jreck Subs Group, Inc.
                             Statement of Cash Flows
                           Six Months & Quarters Ended
                             June 30, 1998 and 1997

                                     Six Months    Six Months       Quarter       Quarter
                                     Ended June    Ended June    Ended June    Ended June
                                        30,1998       30,1997       30,1998       30,1997
                                     ----------    ----------    ----------    ----------
Operating Activities:
Net Loss                            $(1,314,896)  $(1,481,586)   $ (469,855)   $(617,506)
Non-Cash Expenses Included
  in Net Income:
   Depreciation & Amortization          390,791        29,621       225,916       23,656
   Consulting Fees paid in
    Common Stock and Options            197,317     1,358,927             0      595,948
Adjustments to Reconcile Net
    Loss to Cash
 Provided (Consumed) by
    Operating Activities:
  (Increase) in Accounts Receivable      72,796         1,009       (18,732)       1,956
  (Increase) in Prepaid Expenses         87,403             0        21,581       (3,601)
   Increase in Accounts Payable
    & Accruals                         (631,317)      558,558       222,386      590,618
                                     ----------    ----------     ---------     --------
Cash Consumed by
    Operating Activities             (1,197,906)      466,529       (18,704)     591,071

Financing Activities:
  Proceeds From the Issuance of
   Preferred Stock (Common in '97)    2,067,490       220,000             0            0
  Payments on Long Term Debt           (640,350)            0       (43,154)           0
  Proceeds of Long Term Debt            200,000             0                          0
  Dividends Paid                        (13,232)      (26,400)           (0)     (13,200)
                                     ----------    ----------     ----------    --------
Cash Generated by
  Financing Activities                1,613,908       193,600       (43,154)     (13,200)

Investing Activities:
  Advances Made on Notes Receivable    (402,636)      (85,252)      (80,776)           0
  Payments Collected on
      Notes Receivable                   32,559             0        16,890            0
  Acquisition of Equipment              (50,859)            0        (8,159)           0
  Cash Paid in Connection
   with Acquisitions                   (116,835      (415,716)            0     (405,684)
                                      ---------     ---------     ---------     --------
Cash Expended on Investing Activities  (537,771)     (500,968)      (72,045)    (405,684)

Net Increase (Decrease) in Cash        (121,769)      159,161      (133,903)     172,187
Cash & Cash Equivalents-Beginning       427,420        47,368       439,554       34,342
                                      ---------     ---------     ---------     --------

Cash & Cash Equivalents-Ending        $ 305,651      $206,529      $305,651     $206,529
                                      =========     =========     =========     ========

The interim financial statements include all adjustments which, in the opinion of management, are necessary in order to make the financial statements not misleading.

                             Jreck Subs Group, Inc.
                      Notes to Interim Financial Statements
                                   Form 10-QSB

                                  June 30, 1998

Note 1. The interim financial statements include all adjustments which, in the opinion of management, are necessary in order to make the financial statements not misleading. The accompanying unaudited financial statements have been prepared in accordance with the instructions to form 10-QSB and do not include all of the information and footnotes required by Generally Accepted Accounting Principles for complete financial statements.

Note 2. On March 22, 1998 the Company acquired the assets of Li'l Dino Corporation, a 43 unit sandwich shop franchisor located in North Carolina. The purchase price of $ 2,400,000 was paid by assuming $ 400,000 in debt and issuing 735,294 of the Company's common shares. The shares issued were valued at $ 2.72 per share. The acquisition has been recorded as follows:


        Total Consideration Paid                     $ 2,000,000
        Fair value of assets acquired                    (15,000)
        Liabilities assumed                              400,000
                                                       ---------
        Excess of cost over net assets acquired      $ 2,385,000
                                                       =========


Note 3. In June, 1998 the shareholders of Preferred Series A and B converted all $ 1,900,000 of their preferred stock into 1,010,000 shares of the Company's common stock.

Item 2. Management's Discussion and Analysis.


Three months ended June 30, 1998 compared to three months ended June 30, 1997. Results of Operations:


The Company had a net loss of $ 469,854 for the three months ended June 30, 1998 compared to a net loss of $ 617,506 for the same period in 1997. The decrease in net loss is primarily the result significant business acquisitions had in shifting the business structure, coupled with a decrease of $ 596,248 in 1998 in non-cash consulting and business development expenses that were reflected in the 2nd quarter of 1997. The aggregate sales of $ 431,261 generated by the 12 new company owned stores in 1998, offset by food costs and operating costs of $149,479 and $ 333,789, respectively, resulted in contributing $ 52,007 to the 1998 quarter loss. The bakery operations, also new in 1998, generated revenues of $ 274,691 offset by product costs of $ 93,301 and operating expenses of $ 194,251 thereby contributing $ 12,861 toward the 1998 quarter loss. Other changes for the quarter ended June 30, 1998 were an increase over 1997 of $ 220,916 in amortization & depreciation expense and interest expense increasing from $ 20,781 to $ 83,516, primarily the result of debt assumed and originating from the Company's acquisitions. Business expansion expenses were $677,000 in 1997 compared to $ 329,364 in the same quarter of 1998.

The revenue of the Company increased $ 1,595,735 to $ 1,731,870 for the three months ended June 30, 1998 from $136,135 for the same period in 1997. The increase is primarily due to the impact of businesses acquired in the 3rd & 4th quarters of 1997 and 1st qtr of 1998 generating $ 803,591 of additional franchising revenue and the sales contributions of $ 431,261 and $ 274,691 in 1998 from the Company stores and bakery, respectively, compared to $ 0 for each of the activities in 1997.

Costs and operating expenses applicable to sales and revenue increased $ 1,512,068 to $ 1,562,928 for the three months ended June 30, 1998 from $ 50,860 for the same period in 1997. This increase is also primarily due to the effects of business acquisitions made In 1997 including restaurant and bakery food costs and operating expenses of $ 770,820 in 1998 compared to $ 0 in 1997. Additional franchise servicing costs of $ 419,896 in 1998 were the result of business acquisitions made in 3rd & 4th quarter 1997.

Liquidity and Capital Resources:

Working capital at June 30, 1998 was a deficit of $ 3,269,459 compared with a deficit of $ 5,330,587 on December 31, 1997 a decrease of $ 2,061,128. The decrease in deficit is primarily due to the Company's issuance of $ 2,500,000 in Series D Preferred Stock in January of 1998. The proceed of this offering were substantially used to pay down existing debt or to satisfy other obligations.

The Company's primary capital requirements are for repayments of current loans payable, including those payable to related parties, of $ 1,508,625 and accounts payable and accrued expenses of $ 1,334,914. The Company's capital requirements are anticipated to be funded through current operations supplemented by additional debt or equity financing, as expansion plans require. There is no assurance that additional funding will be available, or if available, it can be obtained on terms favorable to the company. Failure to obtain such funding could adversely affect the Company's financial condition.



Six months ended June 30, 1998 compared to six months ended June 30, 1997. Results of Operations:

The Company had a net loss of $ 1,314,896 for the six months ended June 30, 1998 compared to a net loss of $ 1,481,586 for the same period in 1997. The decrease in net loss is primarily the result significant business acquisitions had in shifting the business structure, coupled with a decrease of $ 931,927 in 1998 in non-cash consulting and business development expenses that were reflected in the first six months of 1997. The aggregate sales of $ 962,859 generated by the 12 new company owned stores in 1998, offset by food costs and operating costs of $ 379,790 and $ 658,789, respectively, resulted in contributing $ 75,720 to the 1998 six month loss. The bakery operations, also new in 1998, generated revenues of $525,112 offset by product costs of $ 171,531 and operating expenses of $ 364,251 thereby contributing $ 10,670 toward the 1998 six month loss. Other changes for the six ended June 30, 1998 were an increase over 1997 of $ 380,791 in amortization & depreciation expense, and interest expense increasing from $ 39,717 to $ 179,833, primarily the result of debt assumed and originating from the Company's acquisitions. Business expansion expenses were $1,440,000 in 1997 compared to $ 1,104,000 in the same period of 1998.

The revenue of the Company increased $ 3,053,431 to $ 3,274,217 for the six months ended June 30, 1998 from $ 220,786 for the same period in 1997. The increase is primarily due to the impact of businesses acquired in the 3rd & 4th quarters of 1997 and


1st qtr of 1998 generating $ 1,454,468 of additional franchising revenue and the sales contributions of $962,859 and $ 525,112 in 1998 from the Company stores and bakery, respectively, compared to $ 0 for each of the activities in 1997.

Costs and operating expenses applicable to sales and revenue increased $ 2,702,834 to $ 2,914,489 for the six months ended June 30, 1998 from $212,655 for the same period in 1997. This increase is also primarily due to the effects of business acquisitions made in 1997 including restaurant and bakery food costs and operating expenses of $ 1,534,361 in 1998 compared to $ 0 in 1997. Additional franchise servicing costs of $ 635,258 in the first six months of 1998 over the same period in 1997 were the result of business acquisitions made in 3rd & 4th quarter 1997.

                            PART II-OTHER INFORMATION
                            -------------------------
Item 1. Legal Proceedings.
        None.

Item 2. Changes in Securities and Use of Proceeds.

        Incorporated by reference to Registration  Statement 10-SB Part II, Item
        4. S.E.C. file Number 0-23545

Item 3. Defaults Upon Senior Securities.
        None

Item 4. Submission of Matters to a Vote of Security Holders.
        None

Item 5. Other Information.
        None

Item 6. Exhibits and Reports on Form 8-K
        None

                                   SIGNATURES
In accordance with all the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                  Jreck Subs Group, Inc.
                                                  ------------------------------
                                                  (Registrant)


Date:
      August 19, 1998                             /s/ Christopher M. Swartz
                                                  ------------------------------
                                                  President
                                                  (Duly Authorized Officer)


Date:                                             /s/ Michael F. Cronin
      August 19, 1998                             ------------------------------
                                                  Chief Financial Officer &
                                                  Principal Accounting Officer