Form 10QSB
period 1998-09-30
JRECK SUBS GROUP INC
filed 1998-11-19
CIK 1018725

Form 10-QSB

       [As last amended In Release No. 34-38350, July 18, 1997, effective
                       September 2, 1997, 62 F.R. 39755]

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

              For the transition period from ________ to _________

                                     0-23545
                             Commission File Number

                             Jreck Subs Group, Inc.
        (Exact name of small business issuer as specified in its charter)

          Colorado                                  84-1317674
 (state or other jurisdiction of         (IRS Employer Identification Number)
 incorporation of organization)

          2101 West State Road 434, Suite 100, Longwood, Florida, 32779
                    (Address of principal executive offices)

                                 (407) 682-6363
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the post 90 days. Yes X No
_____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the most recent practicable date: September 30, 1998-16,678,836 Shares

           Transitional Small Business Disclosure Format: Yes___ No X


                          PART I-FINANCIAL INFORMATION

 Item 1. Financial Statements.
                             Jreck Subs Group, Inc.
                           Consolidated Balance Sheet
                    September 30, 1998 and December 31, 1997
                                     ASSETS
                                                                            September 30, 1998       Dec. 31, 1997
                                                                            ------------------       -------------
Current Assets:
 Cash & Cash Equivalents                                                        $    253,185        $   427,420
 Accounts Receivable-Trade, net of allowance of $60,000                              333,151            391,567
 Current Portion of Notes Receivable                                                 100,000            168,560
 Prepaid Expenses                                                                    521,155            730,811
                                                                                ------------        -----------
  Total Current Assets                                                             1,207,491          1,718,358

Property & Equipment-Net                                                           1,818,588          1,930,990

Other Assets:
 Notes Receivable                                                                    601,152            173,704
 Excess of Cost Over Fair Value of Assets Of Net Assets Acquired                  14,565,655         11,521,526
 Covenants Not To Compete & Other Intangible Assets                                  427,829            512,777
 Deferred Low Costs                                                                  610,960            597,760
 Other                                                                                34,097             34,097
                                                                                ------------        -----------
  Total  Other Assets                                                             16,239,693         12,839,864

Total Assets                                                                    $ 19,265,772        $16,489,212
                                                                                ============        ===========

                       LIABILITIES & STOCKHOLDERS' EQUITY


Current Liabilities:
 Current Portion of Long Term Debt                                              $ 1,448,625        $ 2,163,554
 Current Portion of Notes Payable to Related Parties                                 60,000            434,765
 Accounts Payable-Trade                                                             727,874          1,020,101
 Accrued Expenses                                                                   517,566          1,196,130
                                                                                ------------        -----------
 Liability to issue Common Stock                                                  1,793,750          2,234,375

  Total Current Liabilities                                                       4,547,815          7,048,945

Long Term Debt-Related Parties                                                      476,059            323,032
               Other                                                              2,353,373          1,619,115
Redeemable Common Stock                                                             801,000            500,000

Stockholders' Equity:
 Preferred Stock-2,620 Shares Outstanding                                         2,620,000          2,020,000
 Common Stock Authorized-50 Million Shares
              Issued-16,838 Million Shares                                       23,131,272         17,729,478
 Less Stock Subscription Receivable                                              (2,400,000)        (2,400,000)
 Accumulated Deficit                                                            (12,263,747)       (10,351,358)
                                                                                ------------        -----------
  Total Stockholders' Equity                                                     11,067,525          6,996,120

 Total Liabilities & Stockholders' Equity                                       $19,265,772        $16,489,212
                                                                                ===========        ===========


The interim financial statements include all adjustment which, in the opinion of management, are necessary in order to make the financial statements not misleading.


                             Jreck Subs Group, Inc.
                                Income Statement
                          Nine Months & Quarters Ended
                           September 30, 1996 and 1997


                                                   Nine Months          Nine Months             Quarter               Quarter
                                                     Ended                 Ended                 Ended                 Ended
                                               September 30, 1998    September 30, 1997    September 30, 1998    September 30, 1997
                                               ------------------    ------------------    ------------------    ------------------
 Revenues:
 Continuing Royalties                            $   1,996,445        $     358,199        $     731,882       $     137,413
 Initial Franchise & Franchise Transfer Fees           127,000                    0               57,601                   0
 Retail Store Sales-net                              1,353,366               61,551              390,507              61,551
 Bakery Operation Sales-net                            736,171              174,703              211,059             174,703
 Other                                                 636,528                    0              184,244                   0
                                                 -------------        -------------        -------------       -------------
   Total Revenue                                     4,849,510              594,453            1,575,293             373,667

 Costs Applicable to Sales & Revenue                   703,024               96,373              231,703              96,373
 Selling, General & Administrative Expenses          3,624,934              652,903            1,461,766             459,869
 Business Development Costs                          1,204,000            2,528,493              100,000           1,088,493
 Interest                                              248,830               79,875               68,997              40,158
 Depreciation & Amortization                           703,493               72,945              312,702              43,324
                                                 -------------        -------------        -------------       -------------
   Total Expenses                                    6,764,281            3,430,589            2,175,168           1,728,217

   Net Loss                                      $  (1,914,771)       $  (2,836,136)       $    (599,875)      $  (1,354,550)
                                                 =============        =============        =============       =============
 Weighted Average Common Shares Outstanding         16,378,836           10,524,992           16,678,836          11,848,834
                                                 =============        =============        =============       =============
 Loss per Share                                  $      (0.117)       $      (0.299)       $      (0.036)      $      (0.114)
                                                 =============        =============        =============       =============


The interim financial statements include all adjustments which, in the opinion of management, are necessary in order to make the financial statements not misleading.


                             Jreck Subs Group, Inc.
                             Statement of Cash Flows

                          Nine Months & Quarters Ended
                           September 30, 1998 and 1997

                                                   Nine Months          Nine Months             Quarter               Quarter
                                                     Ended                 Ended                 Ended                 Ended
                                               September 30, 1998    September 30, 1997    September 30, 1998    September 30, 1997
                                               ------------------    ------------------    ------------------    ------------------
Operating Activities:
Net Loss                                          $  (1,914,771)       $  (2,836,136)       $    (599,875)      $  (1,354,550)
Non-Cash Expenses Included in Net Income:
 Depreciation & Amortization                            703,493               72,945              312,702              43,324
 Consulting Fees paid in Common Stock
  and Options                                           197,317            2,294,127                    0             935,200
Adjustments to Reconcile Net Loss to Cash
 Provided (Consumed) by Operating Activities:
 (Increase) in Accounts Receivable                       58,416                    0              (14,380)             (1,009)
 (Increase) in Prepaid Expenses                         209,656             (942,997)             122,253            (942,997)
 Increase in Accounts Payable & Accruals               (760,506)              74,374             (129,189)           (464,184)
                                                  -------------        -------------        -------------       -------------
Cash Consumed by Operating Activities                (1,506,395)          (1,337,687)            (306,489)         (1,604,216)

Financing Activities:
 Proceeds From the Issuance of
  Preferred Stock (Common In '97)                     2,067,490              715,000                    0             495,000
 Payments on Long Term Debt                            (740,350)                   0             (100,000)                  0
 Proceeds of Long Term Debt                             550,000            1,197,099              350,000           1,197,099
 Dividends Paid                                         (13,232)             (44,571)                   0             (18,171)
                                                  -------------        -------------        -------------       -------------
Cash Generated by Financing Activities                1,863,908            1,867,528              250,000           1,673,928

Investing Activities:
 Advances Made on Notes Receivable                     (402,636)                   0                    0                   0
 Payments Collected on Notes Receivable                  43,747                    0               11,188             150,311
 Acquisition of Equipment                               (50,859)             (18,673)                   0                   0
 Cash Paid in Connection with Acquisitions             (122,000)            (331,964)              (5,165)                  0
                                                  -------------        -------------        -------------       -------------
Cash Expended on Investing Activities                  (531,748)            (350,657)               6,023             150,311

Net Increase (Decrease) in Cash                        (174,235)             179,184              (52,466)             20,023
Cash & Cash Equivalents-Beginnning                      427,420               47,368              305,651             206,529
                                                  -------------        -------------        -------------       -------------
Cash & Cash Equivalents-Ending                    $     253,165        $     226,552        $     253,185       $     226,562
                                                  =============        =============        =============       =============

The interim financial statements include all adjustments which, in the opinion of management, are necessary in order to make the financial statements not misleading.

                             Jreck Subs Group, Inc.
                      Notes to Interim Financial Statements
                                   Form 10-QSB
                               September 30, 1998

 Note 1. The interim financial statements include all adjustments which, in the opinion of management, are necessary in order to make the financial statements not misleading, The accompanying unaudited financial statements have been prepared in accordance with the instructions to form 10-QSB and do not include all of the information and footnotes required by Generally Accepted Accounting Principles for complete financial statements.

 Note 2. On March 22, 1998 the Company acquired the assets of Li'l Dino Corporation, a 43 unit sandwich shop franchisor located in North Carolina. The purchase price of $2,400,000 was paid by assuming $400,000 in debt and issuing 735,294 of the Company's common shares. The shares issued were valued at $2.72 per share. The acquisition has been recorded as follows:

               Total Consideration Paid                        $ 2,000,000
               Fair value of assets acquired                       (15,000)
               Liabilities assumed                                 400,000
                                                               -----------
               Excess of cost over net assets acquired         $ 2,385,000
                                                               ===========

 Note 3. In June, 1998 the shareholders of Preferred Series A and B converted all $1,900,000 of their preferred stock into 1,010, 000 shares of the Company's common stock.

 Item 2. Management's Discussion and Analysis.

 Three months ended September 30, 1998 compared to three months ended September 30, 1997.

 Results of Operations:

 The Company had a net loss of $599,875 for the three months ended September 30, 1998 compared to a net loss of $1,334,550 for the same period in 1997. The decrease in net loss is primarily the result significant business acquisitions had in shifting the business structure, coupled with a decrease of $935,200 in 1998 in non-cash consulting and business development expenses that were reflected in the 3rd quarter of 1997. The aggregate sales of $390,507 generated by company owned restaurants acquired in 1997, offset by food costs and operating costs of $188,685 and $232,824, respectively, resulted in contributing $31,002 to the 1998 quarter loss. The bakery operations generated revenues of $211,059 offset by product costs of $43,018 and operating expenses of $121,562, thereby contributing $46,479 in income to offset the overall 1998 quarter loss compared to a bakery operating loss of $93,525 in the same period of 1997. The 1998 quarter reflects the operations of the Company's Watertown bakery, whereas 1997 bakery operations reflect the Tampa operation which had been reorganized and discontinued by 3rd quarter '98. Other changes for the quarter ended September 30, 1998 were an increase over 1997 of $269,378 in amortization & depreciation expense and interest expense increasing from $40,158 to $68,997, primarily the result of debt assumed and originating from the Company's acquisitions. Business expansion expenses were $1,088,493 in 1997 compared to $100,000 in the same quarter of 1998.

 The revenue of the Company increased $1,201,626 to $1,575,293 for the three months ended September 30, 1998 from $373,667 for the same period in 1997. The increase is primarily due to the impact of businesses acquired in the 3rd & 4th quarters of 1997 and 1st qtr of 1998 generating $836,314 of additional franchising revenue and the sales contributions of $390,507 and $211,059 in 1998 from the Company stores and bakery, respectively, compared to $61,551 and $174,703 for each of the activities in 1997.

 Costs  and  operating  expenses  applicable  to  sales  and  revenue  increased
 $1,137,227 to $1,693,469 for the three months ended September 30, 1998 from $556,242 for the same period in 1997. This increase is also primarily due to the effects of business acquisitions made in 1997 Including restaurant and bakery food costs and operating expenses of $585,089 in 1998 compared to $324,266 in 1997. Additional franchise servicing costs of $510,384 in 1998 were the result of business acquisitions made in 3rd & 4th quarter 1997.

 Liquidity and  Capital  Resources:

 Working capital deficit at September 30, 1998 was $3,340,324 compared with a deficit of $5,330,587 on December 31, 1997 a decrease of $1,990,263. The decrease in deficit is primarily due to the Company's issuance of$ 2,500,000 in Series D Preferred Stock in January of 1998. The proceed of this offering were substantially used to pay down existing debt or to satisfy other obligations.

 The Company's primary capital requirements are for repayments of current loans payable, including those payable to related parties, of $1,508,625 and accounts payable and accrued expenses of $1,245,430. The Company's capital requirements are anticipated to be funded through current operations supplemented by additional debt or equity financing, as expansion plans require. There is no assurance that additional funding will be available, or if available, it can be obtained on terms favorable to the company. Failure to obtain such funding could adversely affect the Company's financial condition.

 Nine months ended September 30, 1998 compared to nine months ended September 30, 1997.

 Results of Operations:

 The Company had a net loss of $1,914,771 for the nine months ended September 30, 1998 compared to a net loss of $2,836,136 for the same period in 1997. The decrease in net loss is primarily the result significant business acquisitions had in shifting the business structure, coupled with a decrease of $2,096,810 in 1998 in non-cash consulting and business development expenses that were reflected in the first nine months of 1997. The aggregate sales of $1,353,366 generated by the company owned stores in 1998, offset by food costs and operating costs of $568,474 and $891,612. respectively, resulted in contributing $106,721 to the 1998 nine month loss. The bakery operations generated revenues of $736,171 offset by Product costs of $214,549 and operating expenses of $546,380 thereby contributing $24,759 toward the 1998 Aim moth loss. Other changes for the mine ended September 30, 1998 were an increase over 1997 of $630,549 in amortization & depreciation expense, and Interest expense Increasing from $79,875 to $248,330, primarily the result of debt assumed and. originating from the Company's acquisitions. Business expansion expenses were $2,528,493 in 1997 Compared to $1,204,000 in the same period of 1998, The revenue of the Company increased $4,255,057 to $4,849,510 for the nine months ended September 30, 1998 from $594,453 for the saw period in 1997. The increase is primarily due to the impact of businesses acquired In the 3rd & 4th quarters of 1997 generating $2,400,774 of additional franchising revenue and the sales contributions of $1,353,366 end $736,171 in 1998 from the Company stores and bakery, respectively, compared to $61,551 and $174,703 for each of the activities in 1997.

Costs And Operating expenses applicable to sales and revenue increased $3,858,682 to $4,607,958 for the nine months ended September 30, 1998 from $749,276 for the tame period in 1997. This increase is also primarily duo to the effects of business acquisitions made in 1997 including restaurant and bakery food costs and operating expenses of $2,221,017 in 1998 compared to $324,266 in 1997. Additional franchise servicing costs of $1,358,298 in the first nine months of 1998 over the same period in 1997 were the result of business acquisitions made in 3rd & 4th quarter 1997.

                            PART 11-OTHER INFORMATION

 Item 1. Legal Proceedings.
         None.

 Item 2. Changes in Securities and Use of Proceeds.
         Incorporated by reference to Registration Statement 10-SB Part II, Item
         4. S.E.C. file Number 0-23545

 Item 3. Defaults Upon Senior Securities.
         None

 Item 4. Submission of Matters to a Vote of Security Holders.
         None

 Item 5. Other Information.
         None

 Item 6. Exhibits and Reports on Form 8-K.
         None




                                   SIGNATURES

 In accordance with all the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Jreck Subs Group, Inc.
-------------------------
      (Registrant)

                                  President  & Duly
11/18/98  Christopher M. Swartz   Authorized Officer   /s/ Christopher M. Swartz
--------  ---------------------   ------------------   -------------------------
 Date           Print Name             Title                  Signature

                                  Chief Financial
                                  Officer & Principal
11/18/98  Michael E. Cronin       Accounting Officer   /s/ Michael E. Cronin
--------  ---------------------   -------------------  -------------------------
 Date        Print Name                Title                  Signature