Form 10QSB
period 1998-03-31
JRECK SUBS GROUP INC
filed 1998-11-24
CIK 1018725

Form 10-QSB

       [As last amended in Release No. 34-38850, July 18, 1997, effective
                       September 2, 1997, 62 F.R. 39755]

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares  outstanding of each of the issuer's classes
of  common   equity,   as  of  the  most  recent   practicable   date:  May  31,
1998-15,675,271 Shares

           Transitional Small Business Disclosure Format: Yes___ No X


                          PART I-FINANCIAL INFORMATION

 Item 1. Financial Statements.
                             Jreck Subs Group, Inc.
                           Consolidated Balance Sheet
                      March 31, 1998 and December 31, 1997
                                     ASSETS
                                                                              March 31, 1998         Dec. 31, 1997
                                                                            ------------------       -------------
Current Assets:
 Cash & Cash Equivalents                                                        $    439,554        $   427,420
 Accounts Receivable-Trade, net of allowance of $60,000                              300,039            391,567
 Current Portion of Notes Receivable                                                 100,000            168,560
 Prepaid Expenses                                                                    664,989            730,811
                                                                                ------------        -----------
  Total Current Assets                                                             1,504,582          1,718,358

Property & Equipment-Net                                                           1,953,324          1,930,990

Other Assets:
 Notes Receivable                                                                    549,555            173,704
 Excess of Cost Over Fair Value of Assets Of Net Assets Acquired                  14,266,312         11,521,526
 Covenants Not To Compete & Other Intangible Assets                                  527,707            512,777
 Deferred Low Costs                                                                  586,280            597,760
 Other                                                                                29,401             34,097
                                                                                ------------        -----------
  Total  Other Assets                                                             15,959,255         12,839,864

Total Assets                                                                    $ 19,417,161        $16,489,212
                                                                                ============        ===========

                       LIABILITIES & STOCKHOLDERS' EQUITY


Current Liabilities:
 Current Portion of Long Term Debt                                              $ 1,448,625        $ 2,163,554
 Current Portion of Notes Payable to Related Parties                                157,381            434,765
 Accounts Payable-Trade                                                             955,194          1,020,101
 Accrued Expenses                                                                   365,149          1,196,130
 Liability to issue Common Stock                                                  1,793,750          2,234,375
                                                                                ------------        -----------
  Total Current Liabilities                                                       4,720,099          7,048,945

Long Term Debt-Related Parties                                                      179,016            323,032
               Other                                                              2,031,502          1,619,115

Redeemable Common Stock                                                             500,000            500,000

Stockholders' Equity:
 Preferred Stock-952,620 Shares Outstanding                                       4,520,000          2,020,000
 Common Stock Authorized-50 Million Shares
              Issued-15,627 Million Shares                                       21,076,175         17,729,478
 Less Stock Subscription Receivable                                              (2,400,000)        (2,400,000)
 Accumulated Deficit                                                            (11,209,631)       (10,351,358)
                                                                                ------------        -----------
  Total Stockholders' Equity                                                     11,986,544          6,996,120

 Total Liabilities & Stockholders' Equity                                       $19,417,161        $16,489,212
                                                                                ===========        ===========


The interim financial statements include all adjustment which, in the opinion of management, are necessary in order to make the financial statements not misleading.


                             Jreck Subs Group, Inc.
                                Income Statement
                                 Quarters Ended
                             March 31, 1998 and 1997


                                                        Quarter               Quarter
                                                         Ended                 Ended
                                                      March 31, 1998       March 31, 1997
                                                   ------------------    ------------------
 Revenues:
 Continuing Royalties                              $     547,141       $      84,651
 Initial Franchise & Franchise Transfer Fees              50,700                   0
 Retail Store Sales-net                                  531,597                   0
 Bakery Operation Sales-net                              250,421                   0
 Other                                                   175,441                   0
                                                   -------------       -------------
   Total Revenue                                       1,555,300              84,651

 Costs Applicable to Sales & Revenue                     308,542                   0
 Selling, General & Administrative Expenses            1,830,602             924,795
 Interest                                                 66,317              18,936
 Depreciation & Amortization                             194,880               5,000
                                                   -------------       -------------
   Total Expenses                                      2,400,341             948,731

   Net Loss                                        $    (845,041)      $    (864,080)
                                                   =============       =============
 Weighted Average Common Shares Outstanding           14,465,764           9,150,873
                                                   =============       =============
 Loss per Share                                    $      (0.058)      $      (0.094)
                                                   =============       =============


The interim financial statements include all adjustments which, in the opinion of management, are necessary in order to make the financial statements not misleading.


                             Jreck Subs Group, Inc.
                             Statement of Cash Flows
                                 Quarters Ended
                             March 31, 1998 and 1997

                                                      Quarter               Quarter
                                                       Ended                 Ended
                                                    March 31, 1998       March 31, 1997
                                                 ------------------    ------------------
Operating Activities:
Net Loss                                          $    (845,041)      $    (864,080)
Non-Cash Expenses Included in Net Income:
 Depreciation & Amortization                            194,880               5,965
 Amortization of Prepaid Interest                        11,480                   0
 Consulting Fees paid in Common Stock
  and Options                                           197,317             762,979
Adjustments to Reconcile Net Loss to Cash
 Provided (Consumed) by Operating Activities:
 (Increase) in Accounts Receivable                       91,528                (947)
 (Increase) in Prepaid Expenses                          65,822               3,601
 Increase in Accounts Payable & Accruals               (895,188)            (32,060)
                                                  -------------       -------------
Cash Consumed by Operating Activities                (1,179,202)           (124,542)

Financing Activities:
 Proceeds From the Issuance of
  Preferred Stock (Common In '97)                     2,067,490             220,000
 Payments on Long Term Debt                            (597,196)             (2,908)
 Proceeds of Long Term Debt                             200,000
 Dividends Paid                                         (13,232)            (13,200)
                                                  -------------       -------------
Cash Generated by Financing Activities                1,657,062             203,982

Investing Activities:
 Advances Made on Notes Receivable                     (321,860)            (82,344)
 Payments Collected on Notes Receivable                  15,669                   0
 Acquisition of Equipment                               (42,700)
 Cash Paid in Connection with Acquisitions             (116,835)            (10,392)
                                                  -------------       -------------
Cash Expended on Investing Activities                  (465,726)            (92,736)

Net Increase (Decrease) in Cash                          12,134)            (13,296)
Cash & Cash Equivalents-Beginnning                      427,420              47,638
                                                  -------------       -------------
Cash & Cash Equivalents-Ending                    $     439,554       $      34,342
                                                  =============       =============

The interim financial statements include all adjustments which, in the opinion of management, are necessary in order to make the financial statements not misleading.

                             Jreck Subs Group, Inc.
                      Notes to Interim Financial Statements
                                   Form 10-QSB
                                 March 31, 1998

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

Note 2. On March 22, 1998 the Company acquired the assets of Li'l Dino Corporation, a 43 unit sandwich shop franchisor located in North Carolina. The purchase price of $1,800,000 was paid by assuming $400,000 in debt and issuing 735,294 of the Company's common shares. The shares issued were valued at $2.72 per share and reflect the company's policy of discounting by 30% in recognizing the shares' limited marketability due to restrictions on trading and holding periods in excess of one year. The acquisition has been recorded as follows:

               Total Consideration Paid                        $ 1,400,000
               Fair value of assets acquired                       (15,000)
               Liabilities assumed                                 400,000
                                                               -----------
               Excess of cost over net assets acquired         $ 1,785,000
                                                               ===========

Note  3.  In  January  1998,  the  Company  completed  an  offering  of  Class D
Convertible Preferred Stock. The aggregate offering of 2,500 shares at $1,000/share of $2,500,000 was used to pay down existing long term debt and to fund current operations. $250,000 of the Company's debt converted to 250 shares of preferred D as part of this offering.

Note 4. In February, 1998 the Company converted $277,404 of related party debt to 112,783 shares of the Company's common stock.

Item 2. Management's Discussion and Analysis.

Three months ended March 31, 1998 compared to three months ended March 31, 1997.

Results of Operations

         The results of operations for the three months ended March 31, 1998 reflect less than one month of operations from Li'l Dino.

         The Company had a net loss of $845,041 for the three months ended March 31, 1998, compared to a net loss of $864,080 for the same period in 1997. The decrease in the net loss is primarily the result from increased franchising revenues of approximately $513,000 and sales from the Company's corporately owned restaurants and bakeries of approximately $782,000 offset by cost of sales related to the Company's corporately owned restaurants and bakeries of approximately $309,000 and increased operating costs of approximately $906,000 from the Company's acquisitions of businesses in 1997. Other changes for the three months ended March 31, 1998 included consulting costs associated with expansion where stock was issued for these services with a value of approximately $427,000, amortization and depreciation expense associated with the Company's acquisitions of businesses in 1997 of approximately $195,000 and interest expense of approximately $66,000 associated with debt assumed with the Company's acquisitions. Expansion expenses were approximately $763,000 for the same period in 1997.

         The revenue of the Company increased $1,470,548 to $1,555,300 for the three months ended March 31, 1998 from $84,651 for the same period in 1997. The increase is primarily due to the acquisitions of businesses made during 1997 which included increased franchising related revenues of approximately $513,000 and sales from the Company's corporate restaurants and bakeries of approximately $782,000.

         Cost and operating expenses applicable to revenue increased $1,214,349 to $2,139,144 for the three months ended March 31, 1998 from $924,795 for the same period in 1997. This increase is primarily due to the acquisitions of businesses made during 1997 including cost of sales from the Company's corporate restaurants and bakeries of approximately $309,000, additional depreciation and amortization expense of approximately $199,000 and additional operating costs from the acquired businesses of approximately $906,000.

Liquidity and Capital Resources

         Working capital at March 31, 1998 was a deficit of $3,215,517 compared with a deficit of $5,330,587 at December 31, 1997, a decrease in deficit of $2,115,070. The decrease in deficit is primarily attributable to the Company's issuance of $2,500,000 in Series D Preferred Stock. The net proceeds from this offering were substantially used to pay down existing debt or to satisfy other obligations.

         The Company's primarily capital requirements are for repayment of current loans payable including those to related parties of $1,606,006 and accounts payable of $955,194. The Company's capital requirements are anticipated to be funded through current operations supplemented by additional debt and/or equity financing as expansion plans require. There is no assurance that additional funding will be available, or that, if available, it can be obtained on terms favorable to the Company. Failure to obtain such funding could adversely affect the Company's financial condition.

                            PART II-OTHER INFORMATION

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

 Jreck Subs Group, Inc.
-------------------------
      (Registrant)

                                  President  & Duly
11/24/98  Christopher M. Swartz   Authorized Officer   /s/ Christopher M. Swartz
--------  ---------------------   ------------------   -------------------------
 Date           Print Name             Title                  Signature

                                  Chief Financial
                                  Officer & Principal
11/24/98  Michael E. Cronin       Accounting Officer   /s/ Michael E. Cronin
--------  ---------------------   -------------------  -------------------------
 Date        Print Name                Title                  Signature