Form 10KSB
period 1998-12-31
JRECK SUBS GROUP INC
filed 1999-08-03
CIK 1018725

U.S. Securities and Exchange Commission
                             Washington, D.C, 20549

                                   Form 10-KSB

[X] ANNUAL  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
    1934 For the year ended December 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from _________ to _______________


                                    0-23545
                               -----------------
                             Commission File Number

                             JRECK Subs Group, Inc.
                           --------------------------
        (Exact name of small business issuer as Specified in Its charter)

         Colorado                                     84-1317674
- -------------------------------           ------------------------------------
(State or other jurisdiction of           (IRS Employer Identification Number)
 Incorporation or organization

         2101 West State Road 434, Suite 100, Longwood, Florida, 32779
        ----------------------------------------------------------------
                    (Address of principal executive offices)

                                 (407) 682-6363
                             ---------------------
                 (Issuers telephone number including area code)


           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                           Common Stock, No Par Value

Check whether the issuer (1) flied all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

The Registrant' revenue for the fiscal year ended December 31, 1998: $5,990,544.

The aggregate market value of the voting and non-voting common equity held by non-affiliates (computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity) at June 30, 1999 was $5,673,503 (for purposes of the foregoing calculation only, each of the registrant's officers and directors is deemed to be an affiliate).

There were 27,653,268 shares of the registrant's common stock outstanding as of June 30, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE:


          Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                     PART I

Item 1. Description of Business.

Form and Year of Organization

In May, 1996 the Company concluded a reverse acquisition wherein all of its capital stock was acquired by Circa Media, Inc., a Colorado corporation, incorporated on July 19, 1995 and formerly engaged in reproducing archival, public domain art and photographs in digital form. Pursuant to an agreement and Plan of Reorganization between JRECK Subs, Inc. and Circa Media, Inc., Circa Media, Inc. changed its name to JRECK Subs Group, Inc. (the Company) on May 7, 1996 and the former shareholders of JRECK Subs, Inc. received 5,000,000 common shares of the Company in the transaction or 56% of the outstanding shares. In addition the former Series A Preferred shareholders of JRECK Subs, Inc. received 700,000 shares of the Company's Series A Preferred Stock. The former business of Circa Media, Inc. was discontinued.

The Company grew through acquisitions in 1997 and 1998 and now consists of JRECK Subs Group, Inc. (JRECK) and its wholly owned subsidiaries as follows:

- --------------------------------------------------------------------------------
                                 State of               Predominant
Corporation Name               Incorporation        Restaurant Concept
- ----------------               -------------        ------------------
JRECK Subs, Inc.                 New York      "JRECK Subs", "Lox, Stox & Bagel"
Admiral's Fleet, Inc.           Washington       "Georgio's"/"Mountain Mike's"
Admiral  Subs Group, Inc.       Washington            "Seawest Sub Shops"
Little King, Inc.                Delaware                "Little King"
SBK Franchise Systems, Inc.      Florida                   "Sobik's"
Li'l Dino Corporation         North Carolina             "Li'l Dino"
Pastry Product Producers, LLC    New York              Bakery Operations
- --------------------------------------------------------------------------------

Recent Acquisition

In March of 1998 the Company acquired Li'l Dino Corporation, a 43-unit sandwich shop franchisor located in North Carolina. The Company paid the purchase price of $2,400,000 by assuming $400,000 in existing bank debt and issuing 735,294 common shares valued at $2.72 per share. The Company also issued 43,290 additional shares valued at $100,000 to two individuals as brokerage fees for their assistance in arranging the transaction.

General Description of Business

The Company is a multiple concept franchisor of submarine sandwich restaurants and sit-down pizza restaurants. Through its concepts, JRECK Subs Group, Inc. offers a menu of high quality, fresh submarine sandwiches, soups and hot and cold side order items, a full range of gourmet pizza selections and a full line of bagel offerings at selected franchise locations.

Submarine Sandwich Menu and Stores

Through six of its subsidiaries, JRECK offers a lunch and dinner menu of different submarine sandwiches, soups and hot and cold side orders as well as a line of bagels and additional breakfast items. JRECK'S submarine shop philosophy is to offer a wider selection of menu items and higher quality ingredients (such as rib eye steak) cooked on the premises. The food preparation area is open to customer view to engage customer interest and to showcase cleanliness and freshness. The food preparation process is designed to deliver a completed food order within 60 seconds. Sandwich menu prices range from $2.50-$5.95. In addition, JRECK offers a selection of soft drinks, deep fried mushrooms, cheese sticks and french fries as well as dessert items such as cookies. Certain restaurant concepts also offer signature rolls baked fresh on the premises.

As of December 31, 1998 there was an aggregate of 200 franchised locations under various submarine sandwich concepts as follows:

         Concept:                    Number of Units           Geographic Area

"JRECK Subs", "Lox, Stox & Bagel"           47                Upstate New York
"Sub Shops"/"Georgio's"                     47              Pacific  Northwest
"Little King"                               28                   Nebraska
"Sobik's"                                   40                Central Florida
"Li'l Dino"                                 38            Central North Carolina

Each location is designed as a "dine in" location (with many offering a drive up window). Restaurants range in size from 1,000 square feet to 2,000 square feet (1,400 to 1,500 square feet being typical), and are located in strip shopping centers, shopping malls and free standing buildings.

As is typical in sandwich shops, the majority of store sales occur during lunch with the balance during the dinner hours. Dine in and take out (including delivery) comprise 60% and 40% of sales respectively. Individual franchisees may also offer catering services for special events and also may provide a full line of products on a temporary site basis by utilizing authorized mobile facilities.

Each franchisee leases or owns its own store facilities. Neither the Company, nor any of its affiliates, engage in leasing any store premises to any franchisees.

Pizza Menu and Stores

Mountain Mike's provides high quality, fresh (never frozen) pizza made of the finest ingredients available in the industry. Mountain Mike's uses only whole milk mozzarella cheese, natural casing pepperoni and fresh "made in store daily" pizza dough. The dough is never frozen and is always used the day it is made. This gives Mountain Mike's pizza the "Signature Dough" quality for which it is famous. Among Mountain Mike's pizzas are specialties such as the "Classic Pepperoni", the "Robber's Roost" (tangy garlic chicken), or the mountain sized "Mt. Everest", over five pounds of pizza with 8 toppings. Mountain Mike's has been a regional innovator in the pizza industry for over 20 years.

The Mountain Mike's locations are designed for casual family dining in a fun filled environment. The restaurants have large screen TV's, a children's game room, and a menu offering pizza, salad bar, sandwiches, beer, wine and soft drinks. Restaurants range in size from 2,500 square feet to 4,500 square feet and typically seat 80-120 diners. Each franchisee leases or owns its own store facilities. Neither the Company, nor any of its affiliates, engage in leasing any of these store premises to any franchisees.

Mountain Mike's offers take out and delivery of its complete menu and currently derives approximately 35%-40% of its revenue from such sales.

As of December 31, 1998 there was 73 franchised locations under the pizza concept as follows:

              Concept:            Number of Units            Geographic Area
              --------            ---------------            ---------------
           "Mountain Mike's"            73                 Northern California


Franchise Programs

Through the terms of its "Franchise Agreement" the Company authorizes individuals and/or companies to form or establish and operate concept restaurants at approved locations. Under the agreement, the Company is obligated to provide certain services both for the opening of, and the ongoing support of, each restaurant. Those services generally include:
                  - review and approval of restaurant location
                  - review and approval of plans and layout design
                  - identification  of sources of supply of food  purveyors and other suppliers
                  - provide  an  operations  manual  with  respect  to  service guidelines and restaurant management techniques
                  - provide initial and ongoing  training in acceptable  methods
                    of  operations,   food   preparation  techniques, management
                    controls, accounting functions, legal framework of restaurant operations, human resources, promotional programs and public relations
                  - provide ongoing  support with respect to maintaining quality products and insuring such products are offered at competitive prices
                  - perform  ongoing   consistency  and  quality  inspections of
                    restaurants  in   order   to   maintain  uniform  acceptable
                    standards

As of December 31, 1998 the Company had a combined 273 submarine sandwich and pizza restaurants, all of which are franchised.

JRECK obtains prospective franchisees primarily from the ranks of its current and former franchisees and employees, referrals from existing franchisees and from selected marketing efforts such as restaurant trade shows. The Company intends to develop new franchise locations primarily through existing franchisees. The primary selective criteria considered by the Company in the review and approval of new franchisees is prior experience in operating restaurants or comparable business acumen and the existence of sufficient capital resources to reasonably insure success.

Management believes the Company has a national presence which it intends to strengthen by developing each of its regional concepts.

From time to time the Company will take over the operations of a store from a franchisee before the contract term has expired. The Company may operate such stores until a suitable franchisee can be found, at which time all or part of the Company's investment in such operations may be recovered, or it may choose to close the location.

Initial franchise fees are considered to be within industry norms and currently range from $10,000 - $14,000 for new locations in the sandwich segment and are $20,000 in the pizza segment. Initial franchise fees are due upon the execution of the Franchise Agreement. Ongoing royalties are also considered to be within industry norms ranging from 4%-7% of sales. In addition to ongoing royalties, all franchisees are required to contribute 2%-4% of sales to a concept based pooled marketing fund. The following table sets forth and summarizes certain information about the Company's Concepts and current franchise agreements:

                                                                Avg. Royalty     Royalty
                                       No. of                      Rate on       Rate on                   Currently
                                     Franchised    Avg. Yrs.      Existing       Current     Price of      Selling
                                      Units at    Remaining       Franchise    Franchise        New            New
               Concept              Dec 31, 1998   On Contract   Agreements     Agreement   Franchise     Franchises
               -------              ------------   -----------   ----------     ---------   ---------     ----------
  "JRECK Subs", "Lox, Stox & Bagel:      47           9.2           4.3%          5.0%       $ 10,000         Yes
  "Sub Shops"(1)                         47           6.5           5.0%          5.0%         10,000         Yes
  "Little King"                          28           9.9           4.9%          6.0%         14,000         Yes
  "Sobik's"                              40           6.8           4.6%          5.0%         12,500         Yes
  "Li'l Dino"                            38          16.0           5.9%          7.0%         12,500         Yes
  "Mountain Mike's"                      73          10.0           4.6%          5.0%         20,000         Yes

(1) The seven unit concept "Georgio's" was sold by the Company subsequent to year end.

In connection with the Company's mandatory monitoring program, all franchisees are required to adhere to the Company's specifications and standards on the selection and purchase of products used in the operation of the restaurant. The Company provides a detailed "product profile" of acceptable food, paper and supply items for each concept. Franchisees requesting to use products not falling under the concept "product profile" must first receive permission from the Company.

Area Development Agreements

The Company offers to Area Developers a "Territory" within which to sell franchised restaurants pursuant to the terms of an Area Development Agreement. Territories are generally based on defined geographic areas and generally require the Area Developer to increase the number of restaurants within that territory and to provide continuing operational support.

As of December 31, 1998, the Company had an aggregate of seven agreements with area developers under the Mountain Mike's and Li'l Dino's concepts covering areas of California and North Carolina, respectively.

Each area developer pays the Company a negotiated fee for the non-exclusive right to sell and open franchises in its defined geographic territory and also requires the Area Developer to be responsible for marketing, soliciting and screening prospective franchisees as well as identifying possible site selections, providing on-site opening assistance and providing ongoing operational support. The agreements also require the area developer to open a minimum number of new franchised restaurants each year or forfeit future rights to the territory. In some situations, the Company requires the Area Developer to own and operate at least one franchised restaurant in their territory.

The Area Development Agreement does not grant the Area Developer the exclusive right to market or solicit franchisees in the territory. The Company reserves the right, under the agreements, to market and sell franchises and/or establish company owned restaurants in any territory.

The Company pays the area developer 50% of the initial franchise fee for any franchises it sells in its respective territory. The Area Developers are also entitled to an ongoing fee of 40% to 50% of continuing franchise royalties as consideration for providing ongoing support. Ongoing support includes many of the tasks required to be performed by the franchisor and are described above. The Company believes the shared ongoing revenue approach rewards the area developer for selecting higher quality franchisees and higher quality locations while discouraging the area developer from selecting sites that may have an adverse effect on current locations.

The Area Development Agreements set increasing "Minimum Performance Levels" that require the area developer to sell and open a specified number of franchised restaurants each year. The Company's experience with the area development program indicates that while some area developers will exceed their development schedules, others will fail. Delays in the sale and opening of restaurants can occur for many reasons. The most common reasons are delays in locating desirable sites, in negotiating acceptable site lease terms or in obtaining project financing.

Suppliers

The Company has entered into distribution and pricing agreements with national and regional food product manufacturers and distributors that allow owners to obtain meat products, produce, cheeses, condiments, spices, paper products and supplies at prices more favorable than those that could be obtained by individual owners.

The Company believes that if such regional and national distributors could no longer provide such goods and services, adequate alternate suppliers or distributors are available to provide such goods and services without a significant increase in costs.

In October, 1997 the Company completed its acquisition of Pastry Product Producers, LLC (PPPI). PPPI is a bakery in Watertown, NY, and consists of a plant, offices and equipment. PPPI produces the JRECK signature roll that is supplied fresh (never frozen) to JRECK franchisees in upstate NY. PPPI produces other baked goods such as bagels and cookies, however the rolls supplied to JRECK franchisees account for 90% of sales. In 1997, JRECK franchisees committed to purchase their sub rolls exclusively from PPPI over a 10 year period.

Government Regulation

The Company's principal activity of selling restaurant franchises is regulated by the Federal Trade Commission (the "FTC") and various states. Such regulations govern disclosure, performance and procedure in the sale and transfer of new and existing franchises. In general the FTC's regulations require the Company to timely furnish a franchise offering circular to prospective franchisees containing prescribed information. Certain state laws also require registration of the franchise offering circular with applicable state authorities. Other states monitor or regulate the franchise relationship, particularly the sale, renewal and termination of an agreement. The Company believes it is in compliance with the applicable franchise disclosure and registration regulations of the FTC and the various states that it operates in.

The Company is also subject to "Federal Fair Labor Standards Act", which governs minimum wages, overtime, working conditions and other matters as well as the "Americans With Disabilities Act".

From time to time the Company will operate company owned stores. While operating stores, the Company is subject to a variety of federal, state and local laws regarding minimum wage standards, sanitation, health, fire, alcoholic beverage and safety codes. The Company does not currently operate any stores.

While the Company believes it is in compliance with all applicable federal, state and local laws and regulations, there can be no assurance that it will continue to meet the requirements of such laws and regulations. Such a default could result in a withdrawal of approval to market franchises in one or more jurisdictions. Any such loss of approval may have a material adverse effort upon the Company's ability to successfully market its franchises. Violations of federal and state franchising laws and/or regulations regulating substantive aspects of the Company's business activity could subject the Company and it affiliates to rescission offers, monetary damages, penalties or injunctive proceedings. In addition, under court decisions in certain states, absolute and vicarious liability may be imposed upon franchisors based upon the facts and circumstances of the claim. Current expected changes in federal and individual state laws and regulations concerning the sale, termination and non-renewal of franchises are not expected to have a material impact on the Company's operation. There can be no assurance that existing or future franchise regulations will not have an adverse effect on the Company's ability maintain and expand its franchise program.

Competition

The Company competes in the fast food sandwich and pizza segments of the restaurant industry. As a franchisor of fast food sandwich and dine in-pizza restaurants, the Company competes on two fronts. First it must attract successful franchisees; and, second, it must assist its franchisees in attracting customers in each of those two niches of the restaurant industry. The Company and its franchisees compete with an increasing number of national chains of quick service outlets, several of which have dominant market positions, and possess substantially greater financial resources and longer operating histories then the Company.

The segments of the restaurant industry that the Company and Its franchisees compete in are highly competitive with respect to price, service, outlet location, and food quality and is often affected by changes in consumer taste, local and national economic conditions, population trends and local traffic patterns.

The three most prolific submarine sandwich chains the Company and its franchisees compete with are Subway, Blimpe and Quiznos. Subway currently has approximately 14,000 units while Blimpie and Quiznos each have about 2,000 and 500 units respectively. The Company's franchisees operate 200 units. Both Subway and Blimpie offer a low cost product in a fast food style environment while Quiznos is positioned between the traditional fast food style of Subway and Blimpie and full service dining. Through its regional concepts, the Company offers a comfortable, fast food style, family atmosphere in which to dine on higher quality food products.

A number of companies have adopted "value pricing" strategies in response to flattening growth rates and/or declines in average sale per restaurant. Such strategies could draw customers away from companies that do not engage in "value pricing", or discount pricing, and could also negatively impact the operating margins by attempting to match competition pricing points.

In addition to competing with these chains as restaurants, the Company also competes with these and other fast food chains for qualified franchisees. Many franchisors, including but not limited to, those in the restaurant industry, have greater market recognition and financial resources then the Company. The Company believes its well established regional concepts offer prospective franchisees the balance of a moderately priced alternative with which to enter the fast food restaurant industry and the pride of ownership in a well established and recognized name.

Trademarks

The Company, through its affiliates, currently owns the following trademarks or service marks each of which is registered and listed on the Principal Register of the United States Patent and Trademark Office:

                                                                              Registration
                                                                               Number or       Registration
                                                                              Application        or Renewal
              Trademark                                  Type                    Number             Date
              ---------                                  ----                    ------             ----
"JRECK Subs"                                         Service Mark              1,022,898       Oct 14, 1975
"Admiral J"                                          Service Mark              75/28957B       May 9, 1997
"Original Deli Taste Without Deli Cost"              Service Mark              1,675,510       Feb 11, 1992
"Full Boat"                                          Service Mark              1,761,574       March 30, 1993
"Destroyer"                                          Service Mark              1,761,573       March 30, 1993
"Enough for two or just for you"                     Service Mark              1,764,733       April 13, 1993
"Seawest Sub Shops"                               Name, Service Mark & Design  1,703,897       July 28, 1992
"Substantially More"                                 Service Mark              1,772,028       May 18, 1993
"Sub Shop"                                        Name, Service Mark & Design  1,862,112       Nov 18, 1994
                                                                               020443 (Wash)   March 29, 1991
                                                                               407629 (Canada) Feb 5, 1993
"Little King"                                     Name, Service Mark a Design  1,063,555       April 12, 1977
"Royal Treat"                                        Service Mark              1,662,623       Oct 29, 1991
"Little King B America's Greatest Hero"              Service Mark              Nebraska        Feb 2, 1983
"The Little King-Where a Sandwich is a Complete Meal"Service Mark           Iowa/California    Dec 22, 1975
"Mountain Mike's"                                 Name, Service Mark & Design  1,716,962       Sept 15, 1992
"Mountain Mike's Pizza"                              Service Mark              2,004,536       Oct 1, 1996
"Pizza The Way It Oughta Be"                         Service Mark              75/174377       Sept 1, 1996
"Li'l Dino"                                       Name, Service Mark & Design  1,411,762       Sept 30, 1986
"Li'l Dino Bagel Deli and Grille"                 Name, Service Mark & Design  2,101,316       Sept 30, 1997
"Sobik's Subs"                                    Name, Service Mark & Design  2,087,639       Aug 12, 1997

Employees

As of December 31, 1998 the Company had approximately 50 full time employees consisting of 30 administrative employees and 20 employed in the Watertown bakery.

Item 2.  Description of Property

The Company owns its bakery plant in Watertown, NY. The land and building that comprise that facility include 2,064 square feet of office space and 8,651 square feet of bakery facilities. The remainder of the Company's office space is leased at terms varying from month to month or monthly expiring on various dates up to August 14, 2003.

A summary of all real estate locations owned or leased by the Company at December 31, 1998 is as follows:

                                                                               If Owned:    If Owned:    If Leased:     If Leased:
                                                         Owned                  Current      Current        Base          Lease
                                                           or        Square       Book       Mortgage      Monthly      Expiration
Address of Property                          Type        Leased     Footage      Value       Balance        Rent           Date
- -------------------                          ----        ------     -------      -----       -------        ----           ----
24685 NYS Rte 37                            Office        Owned      2,064      $371,803     $140,234
Watertown, NY 13601                         Bakery                   8,561

2101 W. State Road 434 Suite 100            Office        Leased     3,064                                $ 4,725         12/31/00
Longwood, FL 32779

4212 Freeway Blvd. Suite 6                  Office        Leased     1,830                                  1,175         10/31/00
Sacramento, CA 95834

4858 Mercury St. Suite 109                  Office        Leased       450                                    619          Mo.- Mo.
San Diego, CA 92111

11811 "I" St.                               Office        Leased       750                                  1,500         08/14/03
Omaha, NE 68137

2619 151st Place, NE                        Office        Leased       603                                    603         08/31/01
Redmond, WA 98052

802 Green Valley Road Suit 204              Office        Leased     1,117                                  1,582         09/30/01
Greensboro, NC 27408                                                 -----                                  -----         --------

       TOTALS                                                       18,439      $371,803     $140,234     $10,204
                                                                    ======      ========     ========     =======

The Company believes it has obtained, and currently carries, adequate liability insurance on all the properties it owns or leases.

Item 3. Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its annual shareholder meeting on October 23, 1998 in Orlando, Florida. Two matters were submitted to a vote of the common shareholders of record on September 1, 1998. One was the election of Directors Christopher M. Swartz, Bradley L. Gordon, Eric T. Swartz, Kelly A. Swartz and Jeremiah J. Haley. The second matter was for approval of the Employee Stock Option Incentive Plan. The Stock Option Plan (as included in the Company's Proxy statement and filed with the Security and Exchange Commission and incorporated by reference herein) was approved by the shareholders and all the directors were elected by the following vote tabulation:

                           Votes      Votes
                           Cast       Cast         Votes          Broker
  Director                  For       Against      Withheld       Non-Votes
- --------------------------------------------------------------------------------
Christopher M. Swartz    10,558,337  Not Tallied   194,538        5,900,000
Bradley L. Gordon        10,620,925  Not Tallied   131,950        5,900,000
Eric T. Swartz           10,552,737  Not Tallied   200,138        5,900,000
Kelly A. Swartz          10,551,613  Not Tallied   201,262        5,900,000
Jeremiah J. Haley        10,620,925  Not Tailed    131,950        5,900,000


Both Kelly Swartz and Jeremiah Haley have resigned as of December 31, 1998.


                                     PART II

Item 5. Market for Common Equity

The Company's Common Stock is listed on the OTC Bulletin Board under the symbol "JSUB". The prices reported below reflect interdealer prices and are without adjustments for retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

                                                      High Bid        Low Bid

Fiscal Year Ended December 31, 1997  First Quarter       4 1/8         1 3/4
                                     Second Quarter      8 1/4         3 1/4
                                     Third Quarter       4 1/8           3
                                     Fourth Quarter     3 7/16         2 1/8

Fiscal Year Ended December 31, 1998  First Quarter       3 1/8         1 13/16
                                     Second Quarter     2 11/16         1 3/4
                                     Third Quarter       1 1/16          9/16
                                     Fourth Quarter       7/8            1/4

Fiscal Year Ended December 31, 1998  First Quarter        17/32         1/16
                                     Second Quarter        5/8          1/8


Stockholder:
 As of June 30, 1999 there were approximately 8,200 record holders of the Company's common stock.

Dividends:
 The Company has never paid any dividends on its Common Stock and does not expect to pay any dividends on its common stock in the foreseeable future. Management currently intends to retain all available funds for working capital and the development of its business. Dividends, if declared, must be from funds legally available after dividends are first paid to any senior series of equity securities such as the Company's Preferred Stock. Currently no surplus exists.

Recent Sale of Unregistered Securities

On January 5, 1998 the Company concluded its Preferred "D" stock offering. The Company raised $2,500,000 through the offering. Eighteen investors purchased 2,500 shares for $1,000 each. The holders of the series "D" Preferred Stock have no voting rights and are entitled to cumulative dividends of $80 per share, per year, payable in cash or common stock. Holders of the Series "D" may convert a portion or all of their holdings into common stock based upon a conversion rate formula of 65% of the average five day closing bid price five trading days before conversion. The conversion rate is further adjusted by two five percent penalty increments for the Company's failure to file and make effective a Form SB-2 within certain time parameters. As of December 31, 1998 the Company has issued 615,384 common shares as conversion shares under this agreement. Subsequent to December 31, 1998 the Company has issued approximately 2,750,936 additional common shares as conversion shares in the first quarter of 1999 and 1,319,248 shares in the second quarter of 1999. As of April 29, 1999 $600,000 of the original $2,500,000 Preferred "D" had been converted to common stock.

The following table sets forth information with respect to the sale or issuance of unregistered securities by the Company over the last three fiscal years:

- ------------------------------------------------------------------------------------------------------------------------------------
Shares       Type of                Value or                                                                          Exempt From
Issued       Security     Date     Considera      To Whom Issued             Business Purpose                           1933 Act
                                      tion                                                                           Registration In
                                                                                                                       Reliance of:
- ------------------------------------------------------------------------------------------------------------------------------------
5,000,000    Common    May 6, 1996 $    N/A   Tri Emp Enterprises    Reverse acquisition with Circa Media, Inc.     Section 4(2)
  700,000 Preferred "A"May 6, 1996  1,400,000 JRECK Pref "A" Holders Convert old Preferred "A" to new Preferred "A" Section 4(2)
  360,000 Preferred "B"May 6, 1996    700,000 Christopher Swartz     Acquire 50% Pastry Product Producers, LLC      Section 4(2)
1,100,000    Common    May 6, 1996     11,000 7 Circa Media Shhldrs  Cash Investment                                Rule 504 Reg D
1,536,000    Common    Dec 1, 1996    648,150 Public Offering        Cash Investment                                Rule 504 Reg D
   45,000    Common    Dec15, 1996     90,533 Gerhartz Equipment     Satisfaction of Debt                           Section 4(2)

  415,095    Common    Jan20, 1997    220,000 Public Offering        Cash Investment                                Rule 504 Reg D
  230,000    Common    Feb 5, 1997    424,003 Certified Food Service Acquire Bakery Equipment                       Section 4(2)
   94,650    Common    Feb28, 1997    336,954 4 Individuals          Consulting Services                            Section 4(2)
   39,118    Common    Apr 1, 1997    114,248 400 Wstrn FF Shhldrs   Investors in Predecessor Company               Section 4(2)
   60,000    Common    May23, 1997     30,000 Deegan Group           Exercise of Options                            Section 4(2)
  289,500    Common    Jun19, 1997  1,331,156 Chai Entrp etal        Acquisition of "Hymie's" Bagle Chain           Section 4(2)
  100,000    Common    Jul 8, 1997    200,000 Pref "A" Holders       Conversion to Common Stock                     Section 4(2)
  300,000    Common    Jul10, 1997    225,000 Corp. Relations Group  Exercise of Options                            Section 4(2)
  198,000    Common    Jul25, 1997    198,000 Public Offering        Cash Investment                                Rule 504 Reg D
   59,710    Common    Jul30, 1997    227,227 4 Individuals          Consulting & Settlement of Debt                Section 4(2)
   93,794    Common    Aug15, 1997    340,000 W. & C Richey          Acquisition of "Georgio's" Restaurant Chain    Section 4(2)
  500,000    Common    Sep 3, 1997  1,531,250 Sidney Wertheim etal   Acquisition of "Little King" Restaurant Chain  Section 4(2)
   75,000    Common    Sep17, 1997    229,286 Olympus Capital        Consulting Services                            Section 4(2)
  495,000    Common    Oct15, 1997    547,800 20 Individuals         Conversion of Debt to Equity-Cash Investment   Section 4(2)
      120 Preferred "C"Oct 8, 1997    120,000 12 Individuals         Acquisition of "Mtn Mike's" Restaurant Chain   Section 4(2)
  899,967    Common    Oct 8, 1997  2,643,653 QFS Shareholders       Acquisition of "Mtn Mike's" Restaurant Chain   Section 4(2)
  262,500    Common    Oct27, 1997    558,594 3 Individuals          Acquire 50% Pastry Product Producers LLC       Section 4(2)
   60,000    Common    Nov30, 1997    146,400 1 Investor             Loan Inducement                                Section 4(2)
  500,000    Common    Sep24, 1997  1,500,000 Bradley Gordon         Issued for Promissory Note-Corp Officer        Section 4(2)
  300,000    Common    Sep24, 1997    900,000 Richard Silberman      Issued for Promissory Note                     Section 4(2)
   61,111    Common    Nov 6, 1997    137,500 3 Individuals          Cash Investment                                Section 4(2)
   25,000    Common    Nov 8, 1997     50,000 1 Individual           Cash Investment                                Section 4(2)
  187,266    Common    Dec 4, 1997    526,686 Interfoods of America  Acquisition of "Sobik's" Restaurant Chain      Section 4(2)
  138,889    Common    Dec31, 1997    250,000 Nadaff & Youngman      Cash Investment                                Section 4(2)

  150,003    Common    Mar26, 1998    309,375 QFS Shareholders       Acquisition of "Mtn Mike's" Restaurant Chain   Section 4(2)
    2,500 Preferred "D"Jun 5, 1998  2,500,000 18 Investors           Cash Investment                                Section 4(2)
   25,000    Common    Feb 5, 1998         25 Mitchall Day           Exercise of Seawest Options                    Section 4(2)
   11,550    Common    Feb 9, 1998     30,319 Andrew Caffey          Legal Services                                 Section 4(2)
   40,000    Common    Mar15, 1998     97,500 Allen Richman          Consulting Services                            Section 4(2)
    9,400    Common    Mar16, 1998     22,913 Francis Jenne          Consulting Services                            Section 4(2)
   52,631    Common    Mar25, 1998    125,000 Frmr Seawest Shhdrs    Acquisition of "Seawest" Restaurant Chain      Section 4(2)
  112,793    Common    Apr20, 1998    277,404 Sidney Wertheim etal   Settlement of Debt                             Section 4(2)
  735,294    Common    May18, 1998  2,000,000 Li'l Dino Shareholders Acquisition of "Li'l Dino" Restaurant Chain    Section 3(a)(10)
  115,000    Common    May27, 1998    251,563 Pat Garrard            Consulting Services                            Section 4(2)
  350,000    Common    Jun 3, 1998    700,000 Preferred "B" Hldrs    Conversion to Common                           Section 4(2)
   43,290    Common    Jun16, 1998    100,000 R. Berg & S. Wemple    Finder's Fee on Acquisition of "Li'l Dino"     Section 4(2)
  660,000    Common    Jul 6, 1998  1,320,000 Preferred "A" Hldrs    Conversion to Common                           Section 4(2)
    6,857    Common    Jul21, 1998      9,000 Interfoods of America  Extend Due Date on Puts                        Section 4(2)
  500,000    Common    Jul31, 1998    687,500 Bradley Gordon         Issued for Promissory Note-Corp Officer        Section 4(2)
  300,000    Common    Jul31, 1998    412,500 Richard Silberman      Issued for Promissory Note                     Section 4(2)
  500,000    Common    Jul31, 1998    687,500 Michael Cronin         Issued for Promissory Note-Corp Officer        Section 4(2)
   10,000    Common    Aug 5, 1998     13,125 W. & C. Richey         Extend Due Date on Puts                        Section 4(2)
   70,000    Common    Sep16, 1998     70,000 5 Investors            Loan Inducement                                Section 4(2)
   33,333    Common    Oct 1, 1998     29,166 Mitchell Day           Acquisition of "Food Court" Concept            Section 4(2)
   20,000    Common    Oct31, 1998     10,000 JG Partners L.P.       Consulting Services                            Section 4(2)
  500,000    Common    Nov 6, 1998    250,000 QFS Shareholders       Acquisition of "Mtn Mike's Restaurant Chain    Section 4(2)
  615,384    Common    Nov25, 1998    150,000 Barry Seldman          Conversion of 150 Sh of Preferred "D"          Section 4(2)
   39,727    Common    Nov25, 1998     25,652 Barry Seldman          Dividends on Preferred "D"                     Section 4(2)
   50,000    Common    Dec 4, 1998     21,875 Interfoods of America  Inducement to Extend Loan Due Date             Section 4(2)
  300,000    Common    Dec14, 1998     75,000 Sidney Wertheim etal   Acquisition of "Little King" Restaurant Chain  Section 4(2)
   75,000    Common    Dec22, 1998         75 Mitchell Day           Exercise of Seawest Options                    Section 4(2)
- ------------------------------------------------------------------------------------------------------------------------------------

Options and Warrants

Since January, 1997 the Company has issued options and warrants to purchase its common stock. The following table describes selected data with respect to unexercised options and warrants at December 31, 1998:

- ------------------------------------------------------------------------------------------------------------------------------------
       Date        Expiration              Name                  Number of       Exercise           Business Purpose
     of Grant         Date                                        Shares          Price
- ------------------------------------------------------------------------------------------------------------------------------------
 Sept 15, 1997    Sept 15, 1999   Corporate Relations Group       100,000        $ 3.37     Advertising and Marketing Services
 Sept 15, 1997    Sept 15, 2000   Corporate Relations Group       100,000          3.93     Advertising and Marketing Services
 Sept 12, 1997    Sept 12, 1999   Olympus Capital                 100,000          2.75     Investment Banking Services
 Sept 12, 1997    Sept 12, 1999   Olympus Capital                 100,000          3.50     Investment Banking Services
 Dec 17, 1997     Dec 17, 2002    Business Advisors               375,000          1.92     Business Expansion Consulting Services
 Dec 17, 1997     Dec 17, 2002    Business Advisors               375,000          2.56     Business Expansion Consulting Services
 Dec 17, 1997     Dec 17, 2002    Business Advisors               375,000          3.20     Business Expansion Consulting Services
 Dec 17, 1997     Dec 17, 2002    Business Advisors               125,000          0.84     Business Expansion Consulting Services
 Dec 29, 1997     Dec 29, 2000    Christopher M. Swartz         1,000,000          2.75     Employee Compensation
 Aug 3, 1998      Aug 3, 2001     Christopher M. Swartz         1,000,000          1.55     Employee Compensation
 Jan 6, 1997      Jan 6, 2000     Tri-Emp Enterprises, Inc.       225,000          0.75     Assignment of Other Rights
 May 23, 1997     April 1, 2002   Thomas Larcomb                   60,000          0.50     Loan Inducement
 May 23, 1997     April 1, 2002   Richard Deegan                   60,000          0.50     Loan Inducement
 Sept 30, 1997    Feb 1, 2001     AB Laffer & Canto Assoc.         13,500          3.08     Acquisition of Mtn. Mike's
 Oct 27, 1997     Oct 1, 2008     Robin Longley & P. Truax         37,500             *     Acquisition of Pastry Product Producers,
                                                                                            Inc.
 Sept 30, 1998    Sept 30, 2003    Wall St. Group                 114,285         0.875     Investment Banking Services
 Sept 30, 1998    Sept 30, 2003    Dr. Sol Lizerbram              114,285         0.875     Investment Banking Services
                                                                ---------
                                       TOTAL                    4,274,570
- ------------------------------------------------------------------------------------------------------------------------------------

* 50% mean bid/ask on date of exercise.

The weighted average exercise price of these outstanding options is $ 2.22 and the weighted average life until expiration is 34.3 months. Options representing 100,000 shares expired in 1998 and options representing 100,000 shares were exercised in 1998 while the Company granted additional options on 1,228,570 shares during the year.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The following discussion contains certain forward-looking statements subject to the safe harbor created by the "Private Securities Litigation Reform Act of 1995". These statements use such words as "may," "will," "expect," "believe," "plan," "anticipate" and other similar terminology. These statements reflect management's current expectations and involve a number of risks and uncertainties. Actual results could differ materially due to changes in global and local business and economic conditions; the potential effect on business from year 2000 issues; legislation and government regulation; competition; success of operating, initiatives including advertising and promotional efforts; changes in food, labor and other operating costs; availability and cost of land and construction; adoption of new or changes in accounting policies and practices; changes in consumer preferences, spending patterns and demographic trends and changes in the political or economic climate.

Overview

The Company derives its revenue from several sources: royalties, franchise fees, developer fees, company owned restaurants sales and other franchise related activities as well as a bakery acquired to supply sandwich rolls to certain franchisees. All company owned stores were disposed of in 1998.

Royalties

Royalties are based on a percentage of franchisees' net sales and are recognized by the Company in the same period that the franchise store sales occur. Generally royalties are earned at the rate of 4%-7% of sales. Royalties earned under newer franchise agreements are paid by means of weekly automatic drafts by the Company drawn on franchisee bank accounts. Royalties earned under older agreements are generally paid by the remittance of a check payable to the Company on a weekly, bi-weekly or monthly basis. A portion of the royalties received by the Company are paid to its area developers as royalty service costs for providing on-going services to franchisees in their respective territories (see item 1. Business-Franchising-Area Developers). Royalties have increased most dramatically as the result of the acquisition of the chains that now constitute the Company. These acquisitions occurred in the last half on 1997 and first quarter of 1998.

Franchise Fees

Franchise Fees are payments received by the Company from franchisees and are recognized as revenue in the period in which the store opens. The franchise fee for a franchisee's initial store is currently $10,000 - $14,000 for submarine sandwich restaurants and $20,000 for pizza restaurants. Expenses associated with the sale of franchises also include area developer fees and are included in franchise servicing costs. Generally, area developers are paid one half of the franchise fees received or collected in their territory.

Area Developer Fees

The Company charges area developers a non-refundable fee for the exclusive right to develop and market a defined territory for a specified period of time. Typically, a portion of the developer fee is paid in cash and the balance is paid with a promissory note (see Item 1. Business-Franchising-Area Developers). When the Company has fulfilled substantially all of its contractual obligations such as training, providing manuals, and reasonable efforts to obtain and retain trademark registrations, the Company recognizes, as revenue, the cash portion of the fee and the value of the promissory note. Certain performance obligations are ongoing. On these the income has been deferred to future periods in which the services will be substantially performed.

Restaurant Sales

Restaurant sales are reported from Company owned stores. These sales are expected to decline as the Company completes its strategic shift to become strictly a franchisor. The Company owned 11 stores at the and of 1997 and had completely divested itself of all such stores by the end of 1998 by selling or transferring them to new or existing franchisees. From time to time the Company will take over the operations of a store from a franchisee before the contract term has expired. Management's intent is to resell these stores to prospective franchisees as soon as practicable. Management does not believe that the operating costs of its Company owned stores are indicative of costs for franchised stores on a systemwide basis. As such, store sales are not considered to be a primary source of income. Store sales are expected to vary widely from year to year and reflect the uncertainty of when, where and how long a store may be operated by the Company before being returned to the franchising system.

Fiscal Year 1998 Compared to Fiscal Year 1997

Revenue: Total Revenue increased 132.7% in 1998 over 1997 from $2,574,209 to $5,990,544.

Royalties increased $1,882,451, or about 191%, from $984,694 in 1997 to $2,867,145 in 1998. This increase was due to three factors. The first was the impact of $1,454,519 in additional royalties resulting from a full year of ownership of the chains acquired throughout the last six months of 1997. The second was a $305,071 increase as a result of the acquisition of the Li'l Dino chain in March of 1998. Also contributing to the increase was a 9.3% increase in systemwide sales in the Mtn. Mike's Pizza chain resulting in about $122,861 in increased annualized royalties.

Franchise fees increased $119,166 from $41,500 to $160,666. $17,500 of the increase was generated by the Li'l Dino chain with the balance of $101,666 being generated through a full year of ownership of the chains acquired throughout the last six months of 1997. The Company began 1998 with 243 franchised restaurants. During the year the Company acquired 40 more units through the acquisition of the Li'l Dino chain; sold or Transferred all 11 of its company owned stores to franchisees and, while adding an additional 18 new stores, closed or terminated franchise agreements on 28 stores. These closings were the result of voluntary terminations due to competitive conditions in the Company's market segment and to the cancellation or rescission of franchise agreements of certain franchisees that were not fulfilling their contract obligations. The Company ended the year with 273 franchised units or a pro-forma decrease of 7.14%. The eighteen new stores were primarily opened by existing franchisees. This reflects the Company's policy of growth through existing franchisees with the belief that this will contribute to a high rate of new store successes.

Developer fees were $24,896 in 1998 compared to none in 1997. This was due to the recognition of the deferred performance amounts on existing contracts. The Company has not sold development rights in any territories in 1997 or 1998. The Company anticipates that developer fees received in the future will primarily be the result of re-marketing existing agreements.

Retail restaurant sales in company owned stores increased $357,448 from $1,176,638 in 1997 to $1,534,086 in 1998. An increase of $681,267 in the Little
King chain was, again, primarily the result of operating 10-11 stores for most of 1998 compared to operating those same stores for only about 5 months in 1997. Comparative average store sales volume for these stores remained substantially unchanged from the previous year. Retail sales from two Georgio's stores dropped $192,244 over 1997's level of $303,488 due to the sale of both stores by May of 1998. The Company also discontinued its Hymie's retail bagel sales efforts in Tampa in early 1998 resulting in a decrease of $131,575 over 1997's retail bagel sales of $226,129.

Bakery sales for the two bakeries owned and operated in 1998 increased $582,750 from 1997's level of $247,053. An increase of $664,490 is due to a full twelve months of operations by the Company's bakery in Watertown, N.Y. compared to $102,888 in sales in 1997 for the three months of reportable operations there after it was purchased in October 1997. The Company also closed the Tampa bakery in 1998. This operation generated $62,425 in '98 sales before it was closed, compared to $144,165 in '97 sales, or a decrease of $81,740.

Costs and Expenses
The Company segregates its operating expenses into six general categories as follows:

               Ongoing Franchise Servicing
               Retail Company Owned Store Cost of Sales and Expenses Bakery Cost of Sales and Expenses
               Central Corporate Operating Expenses
               Non-Cash
               Other

Franchise servicing costs, including ongoing area developer fees, increased $1,059,968 to $2,037,631 in 1998. $253,763 of this increase was due to the addition of Li'l Dino operations in March of 1998. The remainder of the increase of $806,205 results from a full twelve months of reportable operations in 1998 and corresponds to the reported increase in revenue from this activity discussed above. The Company continues to focus its efforts on franchise royalty management with the result that the operating profit from this activity increased 800% form 1997 to 1998 or from $172,855 in '97 to $1,589,024 in 1998.

Retail cost of sales and operating expenses from company owned stores increased $321,267 over 1997's level of $1,125,609 to $1,446,876 in 1998. These expenses may increase or decrease from year to year as the number of Company operated stores changes, As of December 31, 1998 the Company had completely divested itself of all Company store operations.

Bakery cost of sales and expenses increased $706,770 in 1998 from 1997's level of $326,036. The increase is substantially due to a full twelve months of operations by the Company's bakery in Watertown, N.Y. The Company also closed the Tampa bakery in 1998.

The following table illustrates the net cash flow derived from the Company's three main operating activities:

                               [GRAPHICS OMITTED]

Central corporate operating expenses generally include: officers and office support staff payroll and payroll costs; legal, audit and other professional fees; office occupancy costs and other general administrative costs. These administrative costs increased 132% in 1998 to $1,391,521 from $598,591 in '97, and as a percent of total revenue, remained at 23% for both years. This dollar increase was the result of "staffing up" efforts made in the last quarter of 1997 to accommodate and manage the growth achieved in the third and fourth quarters of that year. The Company also incurred $195,843 in 1998 for additional legal and accounting fees in connection the audit of its 1997 financial statements and the filing of its S.E.C. registration statements on forms 10-SB and SB-2.

Routine or recurring non-cash charges such as depreciation, amortization (of goodwill and non-compute covenants), write off of uncorrectable receivables, and the amortization of certain prepaid expenses (interest and consulting) over their contractual terms was $1,754,487 in 1998 compared to $740,840 in 1997. The increase of $1,013,647 in '98 was principally the result of amortization of $450,643 in prepaid consulting agreements entered into in December, 1997 and increase of $581,473 in goodwill and non compete covenant amortization.

Non-routine or non-recurring non-cash charges such as stock and options issued for services, asset valuation charges, losses on the sale of assets, deferred taxes and a preferred stock conversion penalty totaled $3,334,176 in 1998 and was $3,091,900 less than the $6,426,076 aggregate charge for those items in 1997. The net decrease was due to a combined mix of several factors. The majority of the decrease was due to a $4,858,903 reduction in stock and stock options issued for services. The charge of $387,486 in 1997 for deferred taxes was not incurred in 1998. Items increasing this category of charges, in 1998 were the recognition of a loss of $525,382 on the sale of its restaurants and a one time charge of $718,272 due to a penalty feature imposed on the Company by the preferred "D" class of stock issued January 5, 1998. Asset valuation charges were $908,470 higher than 1997's $993,820. In 1997 the Company recognized a goodwill impairment charge of $993,820 on its Tampa bakery operations as that operation was closed in May, 1998. In 1998 the Company renegotiated its acquisition agreement with the previous owners of the "Little King" chain. The amended agreement called for a reduction of the amount of shares to be issued in 1998 from 700,000 common shares to 300,000 shares of common stock. As a result, the Company recognized a goodwill impairment charge of $1,000,000 on its Little King division. The Company also wrote down the value of some of its bakery equipment to reflect the current market value for such equipment at December 31, 1998. This resulted in a $725,078 charge to 1998's earnings.

Total non-cash expenses decreased $2,078,253 in 1998 to $5,088,663 from 1997's level of $7,166,916.

Interest expense of $435,584 and $486,546 for 1998 and 1997 respectively, decreased by $50,962 in 1998. The reduction in interest expense directly reflects the $540,618 reduction in interest bearing debt realized by the end of 1998.

Liquidity and Capital Resources

Net cash used in operating activities was $1,273,638 in 1998. Accounts payable and accrued liabilities decreased $446,381. Net cash of $195,558 was used in investing activities. Net cash of $1,109,873 was generated by financing activities. This was primarily the result of $1,817,500 raised through the successful offering of the Company's Series D preferred stock. New borrowings of $350,000 and matched against debt payments of $1,064,102 also contributed an application of $714,102 to the net change in cash generated by financing activities.

Net cash used in operating activities was $1,273,533 in 1997. Accounts payable and accrued liabilities increased $569,373. Net cash of $513,517 was used in investing activities. The substantial portion being $405,417 paid out in connection with acquisitions. Net cash of $2,167,207 was generated by financing activities. This was primarily the result of $1,310,000 raised through the successful offering of the Company's common stock and proceeds received on the exercise of stock options. New borrowings of $1,633,506 matched against debt payments of $752,083 also contributed to an application of $881,423 to the net change in cash generated by financing activities.

At December 31, 1997 the Company had $4,613,686 in debt outstanding. During 1998, the Company borrowed $350,000 to finance its operations and assumed $400,000 in connection with its acquisition of L'il Dino. At December 31, 1997 the Company had $4,613,080 in debt outstanding. During 1997, the Company borrowed $1,633,506 to finance is operations. The Company also assumed $2,703,510 in debt in connection with its acquisitions of Seawest, Mountain Mike's, Little King, Georgio's and Sobik's in 1997.

The Company believes that cash flow from operations and collections from notes receivable will continue to fund its operations as well as generate a portion of the capital necessary to meet the Company's obligations of $2,003,198 in current portion of its long term debt. The Company intends seek other sources of financing, restructure and/or pay off all its current obligations in 1999. Of the total amount of $2,003,198 due in 1999, the Company has already restructured, paid or eliminated approximately $1,300,000. The Company's capital requirements are anticipated to be funded through current operations supplemented by additional debt or equity financing, as expansion plans require. There is no assurance that additional funding will be available, or if available, it can be obtained on terms favorable to the Company. Failure to obtain such funding could adversely affect the Company's financial condition.

Working capital at December 31, 1998 was a deficit of $2,157,280 compared with a deficit of $4,721,956 on December 31, 1997 a decrease of $2,564,676. The decrease in deficit is primarily due to the Company's issuance of $2,500,000 in Series D Preferred Stock in January of 1998. The proceeds of this offering were substantially used to pay down existing debt or to satisfy other obligations.

Impact of Year 2000

The Company's business and relationships with it business partners and customers depend significantly on a number of computer software programs, internal operating systems and connections to other networks. The failure of any of these programs, systems or networks to successfully address the Year 2000 rollover problem could have a material adverse effect on the Company's business, financial condition or results of operations. Many installed computer software and network processing systems currently accept only two digit entries in the date code field and may need to be upgraded or replaced in order to accurately record and process information and transactions on or after January 1, 2000.

The Company utilizes personal computers (PC's) at all its employee workstations, some of which are connected to a network while others are stand-alone units. These personal computers all utilize Microsoft Windows or Microsoft Windows NT as their operating system. The Company believes that the Windows version found on all its computers is Year 2000 compliant. Additionally, the Company recently acquired and updated software to operate all its accounting functions. The Company believes this new software, the system in which it runs and its computer hardware to be Year 2000 compliant. Management anticipates that all accounting functions will be performed using Year 2000 compliant software by June of 1999. The costs of acquiring and implementing the software are expected to be minimal. Management believes that any additional expenditures required to implement this software will be funded from the cash flow generated by operations.

The Company primarily does business with its subfranchisors and its franchisees who in turn deal with retail customers and food distribution companies. The Company has considered the transactions it conducts with its subfranchisors and its franchisees in its analysis of the Year 2000 issue, and believes that it has completed substantially all modifications to the computer systems used in these transactions to ensure the systems are Year 2000 compliant. The Company is not certain as whether the computer software and business systems of its franchisees' suppliers are Year 2000 compliant. The failure or delay of these distributors to successfully address the Year 2000 issue may result in delays in placing or receiving orders for goods and services at the restaurant level. Such delays may result in lost revenues for the franchisees and, in turn, lower continuing royalties to the Company. The Company anticipates that such delays and lost revenues, if any, would be minimal.

An inventory and assessment of all non-information technology systems (such as telephone systems, fax machines and copiers) has not been completed. The Company does not believe that the failure of such systems will have a significant impact on its ability to conduct business. If a year 2000 failure should occur in any of these systems, management intends to resort to traditional hand methods until such failure can be cured.

The Company intends to continue to monitor its Year 2000 compliance and to correct any noncompliance as it is discovered. Management will fund such efforts out of operating cash flow. The Company believes that the effects on any noncompliance on its part, or by its customers and suppliers, will not have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

Item 7. Financial Statements

Attached  hereto  and filed as part of this  form  10-KSB  are the  consolidated
financial  statements  listed  in  the  index  to  the  Consolidated   Financial
Statements at page F-1.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9. Directors, Executive Officers and Control Persons

The following table sets forth certain information with respect to the executive officers, and directors of the Company. Each director holds such position until the next annual meeting of the Company's shareholders and until his successor has been duly qualified and elected. Any of the Company's officers may be removed, with or without cause, by the Company's board of directors.

- --------------------------------------------------------------------------------
Name                   Age     Director/Date        Office or Position
                                 Elected
- --------------------------------------------------------------------------------
Christopher M. Swartz   29    Yes/10/23/98   Chairman President and Chief
                                             Executive Officer
Bradley L. Gordon       46    Yes/10/23/98   Chief Operating Officer
Eric T. Swartz          33    Yes/10/23/98   Secretary
Michael F. Cronin       43         No        Chief Financial Officer/Treasurer
Gary E. Rowe            45         No        Controller
- --------------------------------------------------------------------------------

Christopher M. Swartz has been Chairman, President and Chief Executive Officer of the Company since April, 1996 and Chairman, President and Chief Executive Officer of JRECK Subs, Inc. since September, 1995. From 1992 to 1995, he was Director of Operations of Lox, Stox & Bagels of Liverpool, Inc. Mr. Swartz is a graduate of Syracuse University. He is the second generation of his family to be involved with JRECK. Mr. Swartz is also the President of Tri-Emp Enterprises, Inc. and the brother of Eric Swartz.

Bradley L. Gordon has been Chief Operating Officer and Director of the Company since September, 1997, From September 1993 up to joining the Company in 1997, he was president of Quality Franchise Systems, Inc. (the franchisor of Mountain Mike's Pizza), Quality Franchise Systems, Inc.'s Chief Executive Officer since 1992 and one of its directors since January, 1993. Before joining Quality Franchise Systems, Inc., he hold various positions at Pace Membership Warehouse, Inc. in Denver, Co. from 1983 forward as an Executive Vice President-Sales; Senior Vice President-Operations and Vice President-Human Resources.

Eric T. Swartz has been a Director and Secretary of the Company since April, 1996. He was awarded his J.D. degree and undergraduate degree from Syracuse University College of Law and Syracuse University respectively. From October, 1993 to the present he has been a partner in the Swartz Law Firm, P.C. and was associated with the law firm of Pease and Willer after graduating from law school in 1992. Mr. Swartz is the brother of Christopher M. Swartz.

Michael F. Cronin has been Chief Financial Officer of the Company since March 8, 1998 and Treasurer since January 1, 1999. He is a Certified Public Accountant who has managed his own practice, specializing in S.E.C. audits and business and tax planning, since February, 1985. He has been licensed in New York State for 17 years. Mr. Cronin is a graduate of St. John Fisher College. From 1979 to 1985 Mr. Cronin was employed as a staff accountant and partner in a regional public accounting firm in Rochester, NY. Mr. Cronin served in the United States Marine Corps for three years and was honorably discharged in 1976.

Gary Rowe has been the Corporate Controller since September, 1993. Prior to joining the Company, Mr. Rowe was the Controller of the Development Authority of the North Country, a quasi-independent New York State government agency. Mr. Rowe graduated from the State University of New York at Albany in 1974 where he received a bachelor's degree in Accounting. Mr. Rowe is a Certified Public Accountant.

Item 10. Executive Compensation

The following table sets forth the cash compensation of the Company's executive officers and directors during each of the last three fiscal years. The remuneration described in the table does not include the cost to the Company of benefits such as health insurance premiums, and other benefits, furnished to the named executive officers, that are extended in connection with the ordinary conduct of the Company's business. The value of such benefits cannot be precisely determined, however no executive officer named below received any such benefits in excess of the lesser of $25,000 or 10% of such officers cash compensation.


                                                     Summary Compensation Table


                           Annual Compensation                                               Long Term Compensation
- ------------------------------------------------------------------------------------------------------------------------------------
 Name & Principal                                         Other Annual       Awards           Awards        Payouts       All Other
    Position              Year       Salary      Bonus    Compensation
                                                                          ----------------------------------------------------------
                                                                            Restricted       Options           LTIP
                                                                            Stock in $       SARS (#)       Payouts ($)
- ------------------------------------------------------------------------------------------------------------------------------------
                           1998       $175,000     $0          $0               $0           1,000,000          $0          $0
 Christopher M. Swartz     1997       $115,393     $0          $0               $0           1,000,000          $0          $0
   President & CEO         1996        $26,000     $0          $0               $0               0              $0          $0

                           1998        $51,000     $0          $0               $0               0              $0          $0
     Gary E. Rowe          1997        $52,600     $0          $0               $0               0              $0          $0
      Controller           1996        $46,350     $0          $0               $0               0              $0          $0

                           1998       $150,000     $0      $60,000(b)           $0               0              $0          $0
   Bradley L. Gordon       1997(a)     $37,500     $0          $0               $0               0              $0          $0
 Chief Operating Officer   1996             $0     $0          $0               $0               0              $0          $0

                           1998        $93,750     $0          $0               $0               0              $0          $0
   Michael F. Cronin       1997             $0     $0          $0               $0               0              $0          $0
Chief Financial Officer    1996             $0     $0          $0               $0               0              $0          $0
- ------------------------------------------------------------------------------------------------------------------------------------

(a) Does not include compensation earned at Mountain Mike's prior to acquisition by the Company in Oct., 1997.
(b) Relocation expense reimbursement.

Employment Contracts:
Mr. Gordon and Mr. Cronin have employment contracts with the Company. The following table summarizes the significant terms of these agreements:

- ------------------------------------------------------------------------------------------------------------------------------------
                                                                                                   Termination
                                                      Commencement                 Initial            Clause          Change in
      Name                Position                       Date          Term         Annual            Salary           Control
                                                                                 Compensation      Continuation       Arrangement
                                                                                                      Period
- ------------------------------------------------------------------------------------------------------------------------------------
Bradley L. Gordon  Chief Operating Officer/Director  Sept 22, 1997    3 Years      $150,000          12 Months            No
Michael F. Cronin     Chief Financial Officer        July 31, 1998    3 Years      $125,000          12 Months            No
- ------------------------------------------------------------------------------------------------------------------------------------

Options and Rights Granted to Purchase Common Stock:
The following table summarizes options and rights to purchase common stock that were granted or issued to executive officers and directors over each of the last two fiscal years:

                                                                                                             Percent of
                                        Number       Number of                                                  Total     Promissory
                                          of         Shares of      Date of                       Exercise    Options       Note
      Name               Position       Options       Common        Grant          Expiration     Price or   Granted to   Payout to
                                        Granted        Stock          or              Date        Purchase   Employees        the
                                      (in Shares)    Purchased     Purchase                         Price   During year   Company(1)
- ------------------------------------------------------------------------------------------------------------------------------------
Christopher M. Swartz    President     1,000,000                  Dec 29, 1997      Dec 29, 2000    $2.76    1997-100%
                        CEO/Director   1,000,000                  Aug 3, 1998       Aug 3, 2001     $1.55    1998-100%

  Bradley L. Gordon    Chief Operating                500,000     Sept 22, 1997          Not         $3.00                $1,500,000
                       Officer/Director               500,000     July 30, 1998       Applicable     $1.38                $  687,500

 Michael F. Cronin     Chief Financial                500,000     July 30, 1998          Not          $1.38               $  687,500
                           Officer                                                    Applicable
- ------------------------------------------------------------------------------------------------------------------------------------

(1) Mr. Gordon and Mr. Cronin each purchased common shares of the Company and paid for such purchases by a promissory note(s). The notes call for annual interest at 9.5% with principal and interest due three years from purchase date. Both Mr. Gordon and Mr. Cronin have the right to require the Company to repurchase their shares as consideration for the cancellation of the note.

The following table sets forth information regarding the value of Options and Stock Appreciation Rights granted to officers of the Company during 1998:

- --------------------------------------------------------------------------------------------------------------------
                                                   Number of Securities Underlying       Value of In-The-Money
                                                     Unexercised Options and SAR's         Options and SAR's
                                                         at December 31, 1998            at December 31, 1998
- --------------------------------------------------------------------------------------------------------------------
                  Shares Acquired
Name and Position  on Exercise    Value Realized    Exercisable    Unexercisable    Exercisable     Unexercisable
- --------------------------------------------------------------------------------------------------------------------
  Christopher M.       None            None          2,225,000          None            None             None
     Swartz
 President & CEO

Bradley L. Gordon     500,000          None            None             None            None             None
 Chief Financial
    Officer

 Michael F. Cronin    500,000          None            None             None            None             None
  Chief Financial
     Officer
- --------------------------------------------------------------------------------------------------------------------

Other:
The Company does not carry officers & director's liability insurance or disability benefits in excess of statutorily mandated amounts. Directors receive no compensation for their duties.

The Company maintains, and is the beneficiary of, a $3,000,000 key man term life insurance policy and a $1,000,000 whole life insurance policy on Mr. Christopher Swartz.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information relating to the beneficial ownership of the Company's Common Stock by those persons beneficially holding more than 5% of the Company's common stock or held by the Company's executive officers and directors, and by all the Company's executive officers and directors as a group as of December 31, 1998. The address of each person is in care of the Company unless noted.

As used in the table, the term "beneficial ownership" means the sole or shared power to vote, or to direct the voting of a security, or the sole or shared investment power with respect to a security (i.e. the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed to have "beneficial ownership" of any security if such person has the right to acquire such security within sixty days.

                      Name and      Officer      Amount and
     Number of       Address  of       or         Nature of
      Shares         Beneficial     Director     Beneficial        Percent  of
                        Owner                      Owner             Class
   Common Stock Christopher M. Swartz  Yes      (a) 5,569,300        18.51%
   Common Stock  Bradley  L. Gordon    Yes          1,114,956         4.00%
   Common Stock  Michael  F. Cronin    Yes            500,000         1.76%
   Common Stock     Eric Swartz        Yes                  0         0.00%

All Officers  and Directors as a Group              7,184,256        23.88%

(a) Includes 3,344,300 shares of the common stock owned by Tri-Emp Enterprises, Inc. Mr. Swartz is President and sole shareholder of Tri-Emp Enterprises, Inc. and as such, is deemed to have beneficial ownership of the shares of the Company owned by Tri-Emp Enterprises, Inc., it also includes 2,000,000 shares subject to options currently exercisable by Mr. Christopher Swartz and 225,000 shares subject to options exercisable by Tri-Emp Enterprises, Inc.

Item 12. Certain  Relationships and Related  Transactions

Kalin Enterprises, Inc. is a franchisee of JRECK Subs in Watertown, NY. Mr. Christopher M. Swartz is a 25% shareholder and officer of Kalin Enterprises, Inc.

In April, 1997 Tri-Emp Enterprises, Inc. borrowed $445,000 from 20 investors secured by 445,000 shares of the Company's common stock owned by Tri-Emp Enterprises, Inc. Tri-Emp Enterprises, Inc. in turn, loaned the entire proceeds to the Company. On October 8, 1997 the Company issued 495,000 shares of Common Stock to the 20 note holders in full satisfaction of the amounts owed by Tri-Emp Enterprises, Inc.

The Company issued options to purchase 375,000 shares of Common Stock to Golf Atlantic Publishing, Inc. on January 6, 1997, exercisable at $0.75 per share. On November 17, 1997 Gulf Atlantic assigned 225,000 of those options to Tri-Emp Enterprises, Inc. in exchange for purchasing 225,000 shares of the Company's common stock directly from Tri-Emp Enterprises, Inc.

In 1997 the Company adjusted the $104,141 carring value of a note receivable from Mr. H. Thomas Swartz to $0. Mr. Thomas Swartz is the father of Christopher Swartz and Eric Swartz.

In February, 1998 the Company issued 112,793 shares of common stock to Sidney Wertheim and or his designees in satisfaction of $277,404 in debt owed to him by the Company's Little King, Inc. subsidiary.

Mr. Jeremiah Haley, a former director, received 175,000 shares of JRECK Subs Group, Inc. Series A Preferred stock in exchange of his JRECK Subs, Inc. Series A Preferred Stock on May 6, 1996. Mr. Haley was elected to the board of directors pursuant to the rights of the holders of the series A. Mr. Haley received $15,750 in cash dividends on his Preferred Stock in 1997. Mr. Haley has converted all 175,000 shares of Preferred A into 190,000 shares of common stock during 1998. The shares received upon conversion include 15,000 shares in consideration of accrued dividends.

Mr. Christopher M. Swartz, Chairman of the Company and its President and Chief Executive Officer, received (through his control of Tri-Emp Enterprises, Inc.) 5,000,000 shares of the Company in exchange for all the outstanding common shares of JRECK Subs, Inc. on May 6, 1996. Mr. Swartz also received 350,000 shares of the Company's Series B Preferred Stock for his 50% interest in Pastry Product Producers Inc. In June, 1998 Mr. Swartz converted all 350,000 shares of Series B Preferred into 350,000 shares of the Company's Common Stock.

Mr. Bradley Gordon, the Company's Chief Operating Officer and a Director, purchased 500,000 shares of the Company's Common Stock in each of two separate transactions to obtain an aggregate of 1,000,000 shares. One transaction occurred in September, 1997 and the other transaction occurred on July 30, 1998. The Company received a promissory note from Mr. Gordon on each agreement for the full amount of each purchase price of $1,500,000 and $687,500 respectively. The notes each bear interest at 9.5% per annum and are due three years from the date of issuance. Mr. Gordon has the right to require the Company to repurchase the shares as consideration for the cancellation of the underlying promissory note.

Mr. Richard Silberman, a shareholder of the Company, purchased 300,000 shares of the Company's Common Stock in each of two separate transactions to obtain an aggregate of 600,000 shares. One transaction occurred in September, 1997 and the other transaction occurred on July 30, 1998. The Company received a promissory note from Mr. Silberman on each agreement for the full amount of each purchase price of $900,000 and $412,500 respectively. The notes each bear interest at 9.5% per annum and are due three years from the date of issuance. Mr. Silberman has the right to require the Company to repurchase the shares as consideration for the cancellation of the underlying promissory note.

Mr. Michael F. Cronin, Chief Financial Officer and Treasurer of the Company, purchased 500,000 shares of the Company's Common Stock. The transaction occurred on July 30, 1998. The Company received a promissory note from Mr. Cronin on the agreement for the full amount of the purchase price of $687,500. The note bears interest at 9.5% per annum and is due three years from the date of issuance. Mr. Cronin has the right to require the Company to repurchase the shares as consideration for the cancellation of the underlying promissory note.

Mr. Christopher M. Swartz, Chairman of the Company and its President and Chief Executive Officer, was granted options to purchase 2,000,000 shares of the Company's Common Stock. The options were granted in the amount of 1,000,000 shares each on December 29, 1997 and August 3, 1998. The exercise prices were $2.75 and $1.55, respectively, and expire three years from the date of grant. Mr., Swartz has not exercised his rights to acquire any shares under these agreements.

On January 5, 1998 the Company concluded its Preferred "D" stock offering. The Company raised $2,500,000 through the offering. Eighteen accredited investors purchased a total of 2,500 shares for $1,000 each. The holders of the series "D" Preferred Stock have no voting rights and are entitled to cumulative dividends of $80 per share, per year, payable in cash or Common Stock. Holders of the Series "D" may convert a portion or all of their holdings into common stock based upon a conversion rate formula of 65% of the average five day closing bid price five trading days before conversion. The conversion rate is further adjusted by two five percent penalty increments for the Company's failure to file and make effective a Form SB-2 within certain time parameters. As of December 31, 1998 the Company has issued 615,384 common shares as conversion shares under this agreement. Subsequent to December 31, 1998 the Company has issued approximately 3,000,000 additional common shares as conversion shares. As of April 22, 1999 $490,000 of the original $2,500,000 Preferred "D" had been converted to Common Stock.

                                    PART III

Item 13. Exhibits and Reports on Form 8-K
Schedule of Exhibits:

- ------------------------------------------------------------------------------------------------------------------------------------
Exhibit                                Description of Exhibit                       Reserved        Incorporated        Date of
Item No.                                                                           for Future            by              Filing
                                                                                       Use          Reference in:
- ------------------------------------------------------------------------------------------------------------------------------------
2.0      Plan of purchase,  sale,  reorganization,  arrangement,  liquidation or succession.

2.1      Repurchase  Agreement  between  Paul Traux and Robin  Longley and JRECK     Form 10-SB         02/17/99
         Subs,  Inc.,  a New York  corporation  and JRECK Subs  Group,  Inc.,  a
         Colorado corporation dated October 28, 1997 (Pastry Products)

2.2      Agreement and Plan of Reorganization and Merger among JRECK Subs Group,     Form 10-SB         02/17/99
         Inc.,  Admiral's  Fleet,  Inc.  and  Quality  Franchise  Systems,  Inc.
         ("Quality Agreement")

2.3      Amendment to Quality Agreement                                              Form 10-SB         02/17/99

2.4      Agreement  between JRECK Subs Group, Inc. and CHAI  Enterprises,  Inc.      Form 10-SB         02/17/99
         ("Hymie's  Bagel Chain")

2.5      Agreement and Plan of Reorganization among JRECK Subs Group, Inc., Li'l     Form 10-SB         02/17/99
         Dino Management  Corporation and Li'l Dino  Corporation  dated December
         18, 1997

2.6      Purchase Agreement among JRECK Subs Group, Inc., Interfoods of America,     Form 10-SB         02/17/99
         Inc. and SBK Franchise Systems, Inc. dated December 4, 1997 (Sobik's)

2.7      Agreement  between JRECK Subs Group,  Inc. and Little King,  Inc. dated     Form 10-SB         02/17/99
         July 23, 1997

2.8      Agreement  among JRECK Subs,  Inc. and Mitchell R. Day and Julie A. Day     Form 10-SB         02/17/99
         to Purchase Seawest Sub Shops, Inc.

2.9      Stock Option Grants to acquire Seawest Sub Shops, Inc.                      Form 10-SB         02/17/99

2.10     Representation  and Warranty Agreement among  Mitchell R. Day and Julie     Form 10-SB         02/17/99
         A. Day and Admiral Subs of Washington Inc. dated May 19, 1997.

2.11     Purchase and Sale  Agreement between Admiral's  Fleet Inc.,  JRECK Subs     Form 10-SB         02/17/99
         Group, Inc. and Richey Enterprises, Inc.

2.12     Repurchase agreement by Paul Truax and Robin Longley                        Form 10-SB         02/17/99

3.0      Articles of Incorporation and Bylaws

3.1      Articles of Incorporation - Circa Media, Inc.                               Form 10-SB         02/17/99

3.2      Articles of Amendment of Circa Media dated May 2, 1996 and filed May 7,     Form 10-SB         02/17/99
         1996

3.3      Articles of Amendment of JRECK Subs filed May 7, 1997                       Form 10-SB         02/17/99

3.4      Certificate  of Correction  to Articles of  Amendment  filed  July  24,     Form 10-SB         02/17/99
         1996.

3.5      Articles  of   Amendment   to  Articles  of   Incorporation   regarding     Form 10-SB         02/17/99
         Certificate of Description of JRECK Subs Group, Inc. Series C Preferred
         Stock dated September 27, 1997

3.6      Articles  of   Amendment   to  articles  of   Incorporation   regarding     Form 10-SB         02/17/99
         Certificate of Description of JRECK Subs Group, Inc. Series D Preferred
         Stock dated January 5, 1998

3.7      Bylaws of JRECK Subs Group dated August 23, 1998                            Form 10-SB         02/17/99

10.0     Material Contracts:

10.1     Form of Franchise Agreement                                                 Form 10-SB         02/17/99

10.2     Facility Lease between Springs Equity,  Ltd and JRECK Subs Group,  Inc.     Form 10-SB         02/17/99
         dated December 16, 1997

10.3     Quality  Franchise  Systems, Inc. Area  Development  Agreements:            Form 10-SB         02/17/99
             a)  MKJ Holdings, Inc.
             b)  Master Franchising and Development Systems, Inc.
             c)  John E. and Ann M. Maddox
             d)  Alex Golshanara

10.4     Promissory Note from Bradley L. Gordon to JRECK Subs Group,  Inc. dated     Form 10-SB         02/17/99
         September 24, 1997

10.5     Promissory  Note from Richard T.  Silberman  to JRECK Subs Group,  Inc.     Form 10-SB         02/17/99
         dated September 24, 1997

10.6     Promissory Note from Michael F. Cronin to JRECK Subs Group,  Inc. dated     Form 10-SB         02/17/99
         July 31, 1998

10.7     Promissory  Note from Richard T.  Silberman  to JRECK Subs Group,  Inc.     Form 10-SB         02/17/99
         dated July 31, 1998

10.8     Promissory Note from Bradley L. Gordon to JRECK Subs Group,  Inc. dated     Form 10-SB         02/17/99
         July 31, 1998

10.9     Employment  Agreement  between  Bradley L. Gordon and JRECK Subs Group,     Form 10-SB         02/17/99
         Inc. effective September 24, 1997

10.10    Employment  Agreement  between  Michael F. Cronin and JRECK Subs Group,     Form 10-SB         02/17/99
         Inc. effective July 31, 1998

10.11    Stock  Option  Grant  Agreement  between  JRECK Subs  Group,  Inc.  and     Form 10-SB         02/17/99
         Christopher M. Swartz dated August 3, 1998

10.12    Stock  Option  Grant  Agreement  between  JRECK Subs  Group,  Inc.  and     Form 10-SB         02/17/99
         Christopher M. Swartz dated December 29, 1997

16.0     Letter of change of certifying accountant

16.1     Former accountants letter to Commission                                     Form 10-SB         02/17/99

21.      Subsidiaries of the Registrant                                              Form 10-SB         02/17/99

27.      Financial Data Schedule
- ------------------------------------------------------------------------------------------------------------------------------------

No reports have been filed on form 8-K.

                                   SIGNATURES

         In accordance with all the requirements of the Exchange Act, the Registrant has caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

JRECK SUBS GROUP, INC.
- ----------------------
    (Registrant)

                                   President & Duly
7/29/99   Christopher M. Swartz    Authorized Officer   /s/Christopher M. Swartz
- -------   ---------------------    ------------------   ------------------------
 Date          Print Name                Title               Signature

                                     Chief Financial
                                   Officer & Principal
7/29/99   Michael F. Cronin        Accounting Officer   /s/ Michael F. Cronin
- -------   ---------------------    ------------------   ------------------------
 Date          Print Name                Title               Signature

                             JRECK Subs Group, Inc.


                                    Contents



                                                                        Page

         Report of Independent Certified Public Accountants                  F-1

         Financial statements
           Consolidated balance sheets                                 F-2 - F-3
           Consolidated statements of operations                       F-4 - F-5
           Consolidated statements of stockholders' equity                   F-6
           Consolidated statements of cash flows                             F-7
           Notes to consolidated financial statements                 F-8 - F-33

Report of Independent Certified Public Accountants


To the Board of Directors and Stockholders
JRECK Subs Group, Inc.
Longwood, Florida


We have audited the accompanying consolidated balance sheets of JRECK Subs Group, Inc. as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JRECK Subs Group, Inc. at December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



                                                          BDO Seidman, LLP
Orlando, Florida
April 1, 1999, except for Notes 13 b) and c), which are as of June 10 and June 11, 1999, respectively


                                                                                              JRECK Subs Group, Inc.


                                                                                         Consolidated Balance Sheets


December 31,                                                                            1998                 1997
- --------------------------------------------------------------------------------------------------------------------
Assets

Current:
  Cash and cash equivalents                                                   $      310,578       $      427,420
  Accounts receivable - trade, net of allowance for doubtful accounts of
    $157,000 and $198,000                                                            398,755              274,329
  Prepaid expenses (Note 3)                                                          650,215              720,020
  Current portion of notes receivable (Note 4)                                       398,778              168,560
- --------------------------------------------------------------------------------------------------------------------

Total current assets                                                               1,758,326            1,590,329
- --------------------------------------------------------------------------------------------------------------------

Notes receivable (Note 4)                                                            159,182              262,283

Property, plant and equipment, net (Note 5)                                          820,722            1,930,990

Goodwill, net of accumulated amortization of $767,385 and $196,365 (Note
  2)                                                                              11,102,937           11,521,526

Other assets:
  Covenants not to compete, net of accumulated amortization of $283,039
    and $89,223 (Note 2)                                                             318,961              512,777
  Other                                                                              547,726              530,057
- --------------------------------------------------------------------------------------------------------------------

Total assets                                                                  $   14,707,854       $   16,347,962
- --------------------------------------------------------------------------------------------------------------------

                                                        See accompanying notes to consolidated financial statements.

                                                                                              JRECK Subs Group, Inc.


                                                                                         Consolidated Balance Sheets

December 31,                                                                                1998              1997
- ---------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity

Current liabilities:
  Current portion of long-term debt (Note 8)                                     $    2,003,198    $    2,336,754
  Accounts payable                                                                    1,002,109         1,111,444
  Accrued liabilities (Note 6)                                                          708,759         1,045,805
  Accrued preferred stock dividends                                                     201,540            24,532
  Liability to issue common stock (Note 9)                                                    -         1,793,750
- --------------------------------------------------------------------------------------------------------------------

Total current liabilities                                                             3,915,606         6,312,285
- --------------------------------------------------------------------------------------------------------------------

Long-term debt, less current portion (Note 8)                                         1,511,642         1,773,900
Note payable to related party (Note 7)                                                  363,339           323,032
- --------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                     5,790,587         8,409,217
- --------------------------------------------------------------------------------------------------------------------

Redeemable common stock (Note 2)                                                        593,000           500,000
- --------------------------------------------------------------------------------------------------------------------

Commitments and contingencies (Note 10)

Stockholders' equity (Notes 2, 9 and 14):
  Series A Convertible Preferred Stock, no par value, 700,000 shares
    authorized, 0 and 600,000 issued and outstanding, respectively                            -         1,200,000
  Series B Convertible Preferred Stock, $2 par value, 350,000 shares
    authorized, 0 and 350,000 issued and outstanding, respectively                            -           700,000
  Series C Convertible Preferred Stock, no par value, 120 shares authorized,
    issued and outstanding                                                              120,000           120,000
  Series D Convertible Preferred Stock, no par value, 2,500 shares authorized,
    2,350 and no issued and outstanding, respectively                                 3,918,271                 -
  Common stock, no par value, 50,000,000 shares authorized; 19,503,596 and
    14,328,337 issued and outstanding, respectively                                  26,225,338        18,170,103
  Accumulated deficit                                                               (17,751,842)      (10,351,358)
  Less:  Stock subscriptions receivable                                              (4,187,500)       (2,400,000)
- --------------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                            8,324,267         7,438,745
- --------------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                                       $   14,707,854    $   16,347,962
- --------------------------------------------------------------------------------------------------------------------

                                                        See accompanying notes to consolidated financial statements.

                                                                                              JRECK Subs Group, Inc.


                                                                               Consolidated Statements of Operations

Year ended December 31,                                                                      1998            1997
- --------------------------------------------------------------------------------------------------------------------
Revenues:
  Continuing royalty revenues                                                       $   2,867,145   $     984,694
  Initial royalty revenues                                                                160,666          41,500
  Retail sales - company-owned stores                                                   1,534,086       1,176,638
  Retail sales - bakery and other products                                                829,803         247,053
  Other revenues                                                                          598,844         124,324
- --------------------------------------------------------------------------------------------------------------------

                                                                                        5,990,544       2,574,209
- --------------------------------------------------------------------------------------------------------------------

Operating costs and expenses:
  Cost of retail sales                                                                    858,608         494,351
  General and administrative                                                            7,274,762       3,518,677
  Consulting and investor relations                                                       741,777       4,703,244
  Long-lived asset writedown (Notes 2 and 15)                                           1,902,290         993,820
- --------------------------------------------------------------------------------------------------------------------

                                                                                       10,777,437       9,710,092
- --------------------------------------------------------------------------------------------------------------------

Operating loss                                                                         (4,786,893)     (7,135,883)

Other income (expense):
  Interest, net (Notes 7 and 8)                                                          (435,584)       (486,546)
  Loss on disposal of property, plant and equipment                                      (525,382)              -
  Other, net                                                                               84,077         (28,728)
- -------------------------------------------------------------------------------------------------------------------

Loss before income taxes and extraordinary item                                        (5,663,782)     (7,651,157)

Income tax expense (Note 11)                                                              (12,610)       (390,458)
- -------------------------------------------------------------------------------------------------------------------

Loss before extraordinary item                                                         (5,676,392)     (8,041,615)

Extraordinary loss - early extinguishment of debt (Note 14)                                     -        (862,029)
- -------------------------------------------------------------------------------------------------------------------

Net loss                                                                               (5,676,392)     (8,903,644)
Preferred stock dividends                                                              (1,724,092)        (57,506)
- -------------------------------------------------------------------------------------------------------------------

Net loss applicable to common stock                                                 $  (7,400,484)  $  (8,961,150)
- -------------------------------------------------------------------------------------------------------------------

Weighted average number of common shares outstanding                                   16,333,684      11,048,244
- -------------------------------------------------------------------------------------------------------------------

Net loss per common share - basic and diluted:
  Loss before extraordinary item                                                    $        (.45)  $        (.73)
  Extraordinary item                                                                            -            (.08)
- -------------------------------------------------------------------------------------------------------------------

Net loss per common share                                                           $        (.45 ) $        (.81)
- --------------------------------------------------------------------------------------------------------------------

                                                        See accompanying notes to consolidated financial statements.

                                                                                                 JRECK Subs Group, Inc.


                                                                       Consolidated Statements of Stockholders' Equity


                                                                Common         Preferred Class A     Preferred Class
                                                                                                          B
                                                        --------------------- -------------------- -------------------
                                                          Shares      Amount    Shares     Amount   Shares     Amount
- ----------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1997                                8,781,000 $         -   700,000 $1,400,000  350,000 $ 700,000
Stock issued for services                                 229,360     805,048         -          -        -         -
Common stock issued for acquisitions                    2,195,764   6,971,964         -          -        -         -
Stock sold for subscription notes receivable              800,000   2,400,000         -          -        -         -
Conversion of debt to equity                              445,000   1,307,029         -          -        -         -
Stock issued for payment of interest                       50,000     146,857         -          -        -         -
Conversion of preferred Class A to common stock           100,000     200,000  (100,000)  (200,000)       -         -
Stock issued for equipment                                230,000     424,003         -          -        -         -
Other stock sales                                       1,077,213   1,055,500         -          -        -         -
Exercise of options                                       360,000     255,000         -          -        -         -
Stock and options issued in connection with debt           60,000     795,400         -          -        -         -
Options issued in connection with acquisitions                  -     508,000         -          -        -         -
Issuance of options and warrants for services                   -   3,301,302         -          -        -         -
Preferred stock dividend                                        -           -         -          -        -         -
Net loss                                                        -           -         -          -        -         -
- ----------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1997                             14,328,337  18,170,103   600,000  1,200,000  350,000   700,000
Exercise of options for redeemable common stock           100,000    (325,000)        -          -        -         -
Stock issued to settle liability to issue common stock    300,000     918,750         -          -        -         -
Common stock issued for acquisition                       778,584   2,100,000         -          -        -         -
Conversion of debt to equity                              112,793     277,404         -          -        -         -
Stock issued for services                                 248,581     537,295         -          -        -         -
Conversion of preferred Class A to common stock           600,000   1,200,000  (600,000) (1,200,00)       -         -
Conversion of preferred Class B to common stock           350,000     700,000         -          - (350,000) (700,000)
Stock sold for subscription notes receivable            1,300,000   1,787,500         -          -        -         -
Preferred stock dividends                                  99,727     130,651         -          -        -         -
Stock issued in connection with debt                       70,000      70,000         -          -        -         -
Stock issued to satisfy acquisition contingencies         500,000     250,000         -          -        -         -
Issuance of options for services                                -      85,366         -          -        -         -
Issuance of preferred Class D shares                            -           -         -          -        -         -
Conversion of preferred Class D to common stock           615,384     250,102         -          -        -         -
Preferred Class D stock dividend                                -           -         -          -        -         -
Other                                                     100,190      73,167         -          -        -         -
Net loss                                                        -           -         -          -        -         -
- ----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                             19,503,596 $26,225,338         - $        -        - $       -
- ----------------------------------------------------------------------------------------------------------------------

                                                            See accompanying notes to consolidated financial statements.

                                                                                                              JRECK Subs Group, Inc.


                                                                                     Consolidated Statements of Stockholders' Equity

                                                                                            Subscrip-
                                                       Preferred          Preferred            tion
                                                        Class C            Class D          Subscrip-
                                                    ----------------  ------------------       tion      Accumulated      Total
                                                    Shares    Amount    Shares    Amount       Notes       Deficit        Equity
                                                  ----------------------------------------------------------------------------------
Balance, January 1, 1997                              -  $      -         -       $  -  $        -     $(1,390,208)   $   709,792
Stock issued for services                             -         -         -          -           -               -        805,048
Common stock issued for acquisitions                120   120,000         -          -           -               -      7,091,964
Stock sold for subscription notes receivable          -         -         -          -  (2,400,000)              -              -
Conversion of debt to equity                          -         -         -          -           -               -      1,307,029
Stock issued for payment of interest                  -         -         -          -           -               -        146,857
Conversion of preferred Class A to common stock       -         -         -          -           -               -              -
Stock issued for equipment                            -         -         -          -           -               -        424,003
Other stock sales                                     -         -         -          -           -               -      1,055,500
Exercise of options                                   -         -         -          -           -               -        255,000
Stock and options issued in connection with debt      -         -         -          -           -               -        795,400
Options issued in connection with acquisitions        -         -         -          -           -               -        508,000
Issuance of options and warrants for services         -         -         -          -           -               -      3,301,302
Preferred stock dividend                              -         -         -          -           -         (57,506)       (57,506)
Net loss                                              -         -         -          -           -      (8,903,644)    (8,903,644)
- ------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                          120   120,000         -          -  (2,400,000)    (10,351,358)     7,438,745
Exercise of options for redeemable common stock       -         -         -          -           -               -       (325,000)
Stock issued to settle liability to issue
 common stock                                         -         -         -          -           -               -        918,750
Common stock issued for acquisition                   -         -         -          -           -               -      2,100,000
Conversion of debt to equity                          -         -         -          -           -               -        277,404
Stock issued for services                             -         -         -          -           -               -        537,295
Conversion of preferred Class A to common stock       -         -         -          -           -               -              -
Conversion of preferred Class B to common stock                 -         -          -           -               -              -
Stock sold for subscription notes receivable          -         -         -          -  (1,787,500)              -              -
Preferred stock dividends                             -         -         -          -           -        (341,491)      (210,840)
Stock issued in connection with debt                  -         -         -          -           -               -         70,000
Stock issued to satisfy acquisition contingencies     -         -         -          -           -               -        250,000
Issuance of options for services                      -         -         -          -           -               -         85,366
Issuance of preferred Class D shares                  -         -     2,500  2,785,772           -               -      2,785,772
Conversion of preferred Class D to common stock       -         -      (150)  (250,102)          -               -              -
Preferred Class D stock dividend                      -         -         -  1,382,601           -      (1,382,601)             -
Other                                                 -         -         -          -           -               -         73,167
Net loss                                              -         -         -          -           -      (5,676,392)    (5,676,392)
- ------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                          120 $ 120,000     2,350 $3,918,271 $(4,187,500)   $(17,751,842)   $ 8,324,267
- ------------------------------------------------------------------------------------------------------------------------------------

                                                        See accompanying notes to consolidated financial statements.

                                                                                              JRECK Subs Group, Inc.


                                                                               Consolidated Statements of Cash Flows

Year ended December 31,                                                                      1998            1997
- --------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                                                            $ (5,676,392) $  (8,903,644)
  Adjustments to reconcile net loss to net cash used:
    Amortization                                                                          783,911         202,438
    Depreciation                                                                          256,349         304,304
    Write down of long-lived assets                                                     1,902,290         993,820
    Bad debts                                                                             125,418         166,831
    (Gain) loss on disposal of equipment                                                  525,382          (2,365)
    Stock issued for interest expense                                                           -         146,857
    Stock and stock options issued for services                                           188,232       4,038,249
    Extraordinary loss resulting from issuance of stock on retirement of debt                   -         862,029
    Conversion penalty on Series D preferred stock                                        718,272               -
    Prepaid interest and loan fees amortized to interest expense                           83,055          67,267
    Amortization of deferred loan costs                                                    55,111               -
    Prepaid consulting fees amortized to consulting and investor relations expense        450,643               -
    Other                                                                                  14,630         (36,595)
    Cash provided by (used for):
      Accounts receivable                                                                 (84,018)        (48,274)
      Prepaid expenses                                                                     72,341         (21,774)
      Deferred tax asset                                                                        -         387,846
      Accounts payable                                                                   (109,335)        366,879
      Accrued liabilities                                                                (337,046)        202,494
- --------------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                                                   (1,031,157)    (1,273,638)
- --------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Purchase of property and equipment                                                     (214,934)        (49,726)
  Proceeds from disposal of property, plant and equipment                                 149,982               -
  Net cash paid in connection with acquisitions                                                 -        (408,417)
  Note receivable considered worthless                                                          -         104,141
  Advances made on notes receivable                                                      (200,373)      (246,497)
  Payments from notes receivable                                                          145,241          86,982
  Increase in other assets                                                                (75,474)              -
- --------------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                                    (195,558)       (513,517)
- --------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from the sale of common stock                                                        -       1,055,500
  Proceeds from the sale of Series D preferred stock                                    1,817,500               -
  Proceeds from exercise of stock options                                                       -         255,000
  Payments on redeemable common stock                                                    (232,000)             -
  Proceeds from long-term debt                                                            350,000       1,188,506
  Payments on long-term debt                                                             (832,102)       (752,083)
  Proceeds from related party notes payable                                                40,307         445,000
  Payments on related party notes payable                                                       -         (24,716)
  Payment of preferred stock dividends                                                    (33,832)              -
- --------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                               1,109,873       2,167,207
- --------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                     (116,842)        380,052

Cash and cash equivalents, beginning of year                                              427,420          47,368
- --------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of year                                                $   310,578    $    427,420
- --------------------------------------------------------------------------------------------------------------------

                                                        See accompanying notes to consolidated financial statements.

                                                          JRECK Subs Group, Inc.


                                      Notes to Consolidated Financial Statements


1. Summary of      Nature of Organization
   Significant
   Accounting     JRECK  Subs  Group,   Inc.,  f/k/a  Circa  Media,  Inc.,  (the
   Policies       "Company") was organized   on July 19, 1995. On May 7,   1996,
                  the Company acquired 100% of JRECK Subs, Inc., a multi-concept
                  franchisor  of  sandwich   shops  in  upstate  New  York.  For
                  financial reporting purposes, the acquisition was accounted for as a reverse merger, whereby JRECK Subs, Inc. was deemed to be the acquiring entity.

                  During 1998 and 1997, the Company acquired various other franchisor companies located throughout the United States (see
                  Note 2). The Company's headquarters are now located in Longwood, Florida.

                  Currently, the Company serves as the franchisor to approximately 273 stores operating under various trade names. Franchise arrangements include a license to operate under the applicable trade name and generally provide for the receipt of initial royalty revenues, as well as continuing royalty revenues based upon a percentage of sales. In addition, the Company offers guidance and assistance to the franchisees in areas such as product preparation, equipment purchasing, marketing, administrative support and employee training.

                  The Company also operates a bakery and company-owned stores. As mentioned in Note 2, the bakery is the supplier of bread products to certain JRECK Subs franchisees. During the years ended December 31, 1998 and 1997, sales of bakery products to the JRECK franchisees amounted to $767,378 (12.8% of total revenues) and $102,887 (4.0% of total revenues), respectively. As of December 31, 1998, all company-owned stores had been disposed of.

                  Principles of Consolidation

                  The consolidated financial statements include the accounts of JRECK Subs Group, Inc. and its wholly-owned subsidiaries ("the Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

                  Operating Segments

                  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). FAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements. It also requires the disclosure of certain information regarding services provided, geographic areas of operation and major customers. See Note 16 for a further description of these segments and certain business information.

                  Use of Estimates

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

                  Cash and Cash Equivalents

                  For financial presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

                  Property, Plant and Equipment

                  Property, plant and equipment are stated at cost. Depreciation expense is provided using the straight-line method over the estimated useful lives of the various assets, generally five to 40 years.

                  Goodwill

                  Goodwill represents the excess of cost over the fair value of net assets acquired and is being amortized on a straight-line method over 20 years. The realizability of goodwill is evaluated periodically for impairment events or if changes in circumstances indicate a possible inability to recover the carrying amount. When any such impairment exists, the related assets are written down to fair value (see Note 2).

                  Covenants Not to Compete

                  Covenants not to compete are amortized using the straight-line method over the estimated useful lives of the underlying agreements, ranging from three to six years.

                  Revenue Recognition

                  Continuing franchise royalty revenue is recognized monthly as earned. Initial franchise royalty revenue is recognized when all services or conditions relating to the sale of the individual franchise has been substantially performed. Revenues from company-owned stores and bakery products are recognized upon the sale of products.

                  Fair Value of Financial Instruments

                  Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 1998.

                  The respective carrying value of certain on-balance-sheet financial instruments approximates their fair values. These financial instruments include cash and equivalents, trade receivables, prepaid expenses, accounts payable, accrued liabilities and accrued preferred stock dividends. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair values of the Company's notes receivable and long-term debt are estimated based upon the quoted market prices for the same or similar issues or on the current rates offered for instruments of the same remaining maturities. The carrying value of the Company's notes receivable and long-term debt approximates their fair market value.

                  Net Loss Per Common Share

                  Effective December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 replaces the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share are computed similarly to fully diluted earnings per share.

                  Contingently  issuable  shares are included in basic  earnings
                  (loss) per share as of the date all necessary conditions have been satisfied. Contingently issued shares are included in diluted earnings (loss) per share based on the number of shares, if any, that would be issuable under the terms of the acquisition agreements if the end of the reporting period were the end of the contingency period.

                  The Company's basic and diluted earnings per share are the same since the Company has a loss for both years presented, and the impact of potential common shares is antidilutive. Basic earnings per share at December 31, 1997 include 700,000 shares from the liability to issue common stock. Potential common shares at December 31, 1998 and 1997 include 4,274,570 and 3,246,000 stock options and warrants, 1,398,071 and 965,986 shares underlying the convertible preferred stock and 48,803 shares from the convertible notes payable, respectively. The maximum number of contingent shares to be issued is 333,846 and 600,000 as of December 31, 1998 and 1997, respectively.

                  Income Taxes

                  The Company accounts for income taxes on the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. Measurement of deferred income tax is based on enacted tax rates and laws that will be in effect when the differences are expected to reverse, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized.

                  Recent Accounting Pronouncements

                  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 is effective for all fiscal quarters or fiscal years beginning after June 15, 2000.

                  Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on January 1, 2001 to affect its financial statements.

                  Risk and Uncertainties

                  The primary uncertainty which the Company faces is its ability to locate knowledgeable franchisees who also have the financial resources to successfully operate the stores. In addition, the Company needs to be able to identify appropriate locations for its newly franchised stores. The Company believes that it has taken the steps necessary to minimize these risks.

                  Reclassifications

                  Certain amounts in the 1997 financial statements have been reclassified to conform to the 1998 presentation.

2. Acquisition    During  1998  and  1997, the  Company  acquired eight entities
   of             through the purchase  of assets  or  stock.  The  acquisitions
   Subsidiaries   have  been   accounted  for  using  the  purchase   method  of
                  accounting, and the results of the acquired businesses have been included in the consolidated financial statements since the date of acquisition.

                    Li'l Dino Corporation

                    On March 22, 1998, the Company acquired all of the outstanding common stock of Li'l Dino Corporation ("Li'l Dino"). Li'l Dino is a franchisor of sandwich shops in North Carolina.

                    The purchase price of Li'l Dino consisted of 778,584 shares of the Company's common stock, valued at $2.72 per share, plus debt assumed. The transaction was recorded as follows:

                    ------------------------------------------------------------

                    Total consideration paid                     $   2,100,000
                    Less fair value of assets acquired                 (15,000)
                    Debt assumed                                       400,000
                    ------------------------------------------------------------

                    Excess of cost over net assets acquired      $   2,485,000
                    ------------------------------------------------------------

                  Chai Enterprises, Inc.

                  On June 19, 1997, the Company, through its wholly-owned subsidiary, Leovera, Inc., acquired all of the bakery equipment of Chai Enterprises, Inc. ("Chai"). Chai is the franchisor of the Hymie's bagel restaurant chain located in Tampa, Florida. The purchase price of the Chai assets consisted of 289,500 shares of the Company's common stock, valued at $4.598 per share ($1,331,156) and $200,000 cash.

                       The transaction was recorded as follows:

                  --------------------------------------------------------------

                      Total consideration paid                  $   1,531,156
                      Less, fair value of assets acquired            (537,336)
                  --------------------------------------------------------------

                      Excess cost of net assets acquired        $     993,820
                  --------------------------------------------------------------

                  At December 31, 1997, the Company recognized a goodwill impairment charge of $993,820 related to the acquisition of Chai Enterprises. In determining the amount of the impairment charge, the Company developed its best estimate of the future operating cash flows attributable to the assets purchased. In the fourth quarter, the Company concluded that based on current market conditions, including the reduction in the number of franchises, the anticipated future cash flows indicated the recoverability of the goodwill was not reasonably assured.

                  During 1998, the Company ceased all operations of the Leovera subsidiary, and as further discussed in Note 5, recorded an impairment in the value of certain of the subsidiary's property, plant and equipment.

                  Seawest Sub Shops, Inc.

                  On June 30, 1997, the Company acquired all of the outstanding shares of Seawest Sub Shops, Inc. ("Seawest"). Seawest is a franchisor of sandwich restaurants in Seattle, Washington. The purchase price of Seawest was $150,000 cash. In addition, the Company entered into a noncompete agreement with the former shareholder valued at $502,000. Consideration for the agreement consisted of a $96,000 note payable and stock options valued at $4.06 per share ($406,000).

                       The transaction was recorded as follows:

                  --------------------------------------------------------------

                      Total consideration paid                   $    150,000
                      Less, fair value of assets acquired            (231,281)
                      Liabilities assumed                             976,106
                  --------------------------------------------------------------

                      Excess cost of net assets acquired         $    894,825
                  --------------------------------------------------------------

                  As noted above, options were granted to purchase up to 100,000 shares of Company common stock to the prior owners of Seawest at an exercise price of $.001 per share. During 1998, all of these options were exercised.

                  Upon request of the prior owner of Seawest, the Company is obligated to repurchase these exercised shares at the greater of fair market value or $3.25 over a mutually agreeable period of time which has not been determined. During 1998, $32,000 was paid pursuant to the guarantee and the remaining obligation to repurchase these shares has been recorded as redeemable common stock.

                  Richey Enterprises, Inc.

                  On August 15, 1997, the Company acquired all of the outstanding common stock of Richey Enterprises, Inc. ("Richey"). Richey was the franchisor of the Georgio's sandwich restaurants located in Seattle, Washington. The purchase price of Richey consisted of 93,794 shares of the Company's common stock, valued at $3.625 per share.

                        The transaction was recorded as follows:

                  --------------------------------------------------------------

                       Common stock issued in connection with
                         acquisition                             $    340,000
                       Less, fair value of assets acquired            (95,174)
                       Liabilities assumed                            143,057
                  --------------------------------------------------------------

                       Excess cost of net assets acquired        $    387,883
                  --------------------------------------------------------------

                  The Company was obligated to reimburse the prior owners of Richey if the fair market value of the Company's common stock falls below 80% of its value on the original closing date. This contingency was to take effect August 15, 1999 and only if the prior owners of Richey transfer their shares to a third party during the first 30 days following the second anniversary date of the closing.

                  In February 1999, the Company executed an agreement to sell the Richey Enterprises, Inc. back to the prior owners. Per the agreement, the prior owners surrendered all of their Company shares, paid $35,000 cash and assumed certain liabilities. As a result of this transaction, an impairment to the Richey Enterprises, Inc. acquisition goodwill was recorded at December 31, 1998 in the amount of $177,000.

                  Little King, Inc.

                  On August 31, 1997, the Company purchased the outstanding shares of Little King, Inc., a franchisor of sandwich restaurants in Omaha, Nebraska. In addition to the purchase of the Little King shares, the Company purchased certain assets and assumed certain liabilities from a separate entity related by common ownership to the previous Little King owners. These assets and liabilities represent company-owned stores. In addition, the Company entered into a noncompete agreement with the former shareholder valued at $100,000.

                  Included in the original purchase price was an obligation to issue 700,000 additional shares of common stock within one year of the acquisition. This obligation was accrued for in the balance of "Liability to issue common stock" at December 31, 1997. In 1998, the Company and the former owners of Little King renegotiated the purchase price and agreed to reduce the number of shares to be issued to 300,000. As a result of this renegotiation, the goodwill and the liability to issue common stock was reduced by $875,000.

                  The Company must provide the prior owners of Little King the opportunity to repurchase Little King, based on a fair market value, as defined, if the quoted closing market price of Company common stock is less than $1.50 per share on the second anniversary of the closing of the acquisition.

                  The final purchase price of Little King and the company-owned stores was $2,600,000 as follows:

                  --------------------------------------------------------------

                      500,000 shares of Company common stock      $ 1,531,250
                      300,000 shares of Company common stock          918,750
                      Cash paid                                        50,000
                      Note payable                                    100,000
                  --------------------------------------------------------------

                      Total acquisition price                     $ 2,600,000
                  --------------------------------------------------------------

                       The  800,000  shares  of  Company  common
                        stock were valued at $3.0625 per share.

                       The transaction was recorded as follows:

                  --------------------------------------------------------------

                      Total consideration paid                    $ 2,600,000
                      Less, fair value of assets acquired            (475,470)
                      Liabilities assumed                           1,230,675
                  --------------------------------------------------------------

                      Excess cost of net assets acquired          $ 3,355,205
                  --------------------------------------------------------------

                  During 1998, the Company sold all of its Little King company-owned stores for notes receivable totaling approximately $185,000, resulting in a loss on disposal of approximately $490,000, including $438,729 of net acquisition goodwill allocated to the stores.

                  During the fourth quarter of 1998, the Company completed an evaluation of the economic value of this acquisition's goodwill through an updated analysis of the expected cash flows. It was determined during the evaluation that the cash flow to be generated from the Little King acquisition would be less than the recorded cost of the investment and the unamortized goodwill balances at December 31, 1998. Accordingly, the Company recorded a provision for impairment of goodwill for $1,000,000 to reduce the carrying value of the goodwill to its current fair value based on the discounted cash flows expected.

                  Quality Franchise Systems, Inc.

                  On September 30, 1997, the Company purchased all of the outstanding shares of Quality Franchise Systems, Inc. ("QFS"). QFS is the franchisor of Mountain Mike's Pizza restaurants located in Northern California through a newly created wholly-owned subsidiary. The purchase price of QFS is summarized as follows:

                  --------------------------------------------------------------

                    Company common stock                            $3,084,278
                    Company Series "C" Preferred stock, 120 shares     120,000
                    Options for 32,204 shares of Company
                      common stock                                     23,000
                  --------------------------------------------------------------

                    Total acquisition price                         $3,227,278
                  --------------------------------------------------------------

                  Included in the acquisition price were 899,967 shares of common stock issued at date of acquisition and an additional 150,000 shares that were issued during 1998. The additional 150,000 shares were issued upon the resolution of a contingency relating to market price performance of the Company's common stock.

                  The Company's common stock was valued at $2.9375 per share. The Series "C" Preferred Stock is valued at its par value of $1,000 per share. The value of the stock options were computed using the market value at the date of grant.

                  The transaction was recorded as follows:

                  --------------------------------------------------------------

                      Total consideration paid                 $    3,227,278
                      Less, fair value of assets acquired            (325,406)
                      Liabilities assumed                           1,047,261
                  --------------------------------------------------------------

                      Excess cost of net assets acquired       $    3,949,133
                  --------------------------------------------------------------

                  The Company was contingently liable to the previous owners of QFS for the payment of up to an additional 500,000 shares of common stock based on the 1998 earnings of the Mountain Mike's division, as defined. These shares, with a fair market value of $250,000 on the date of issuance, were issued during 1998, resulting in a corresponding increase to goodwill.

                  Pastry Product Producers, LLC

                  On October 28, 1997, the Company acquired the remaining 50% interest of Pastry Product Producers, LLC ("Pastry"). Pastry is a bakery operation which primarily serves the JRECK restaurant franchisees. In 1996, the Company purchased a 50% investment in Pastry and accounted for it under the equity method. The balance sheet of Pastry as of December 31, 1997 and its results of operations for the period between the acquisition date of the remaining 50% ownership and year end have been consolidated in the accompanying financial statements. The Company's share of operations prior to the acquisition have been treated as a loss on equity investment and classified as such in the statement of operations.

                  The carrying value of the original 50% of Pastry was $743,984, consisting of 350,000 shares of $2 par Series "B" preferred stock, plus $43,984 in subsidiary equity earnings. The purchase price of the remaining 50% of Pastry is comprised of the following:

                   -------------------------------------------------------------

                       Company common stock, 262,500 shares           $ 658,594
                       Options for 37,500 shares of Company
                          common stock                                   79,000
                       Other                                             48,000
                   -------------------------------------------------------------

                       Total acquisition price of remaining 50% share $ 785,594
                   -------------------------------------------------------------

                  The Company's common stock was valued at $2.509 per share. The value of the stock options were computed based upon the market value at the date of grant.

                  The transaction was recorded as follows:

                  --------------------------------------------------------------

                      Total consideration paid                   $     785,594
                      Carrying value of initial 50% investment         743,984
                      Less, fair value of assets acquired             (669,738)
                      Liabilities assumed                              269,697
                  --------------------------------------------------------------

                      Excess cost of net assets acquired         $   1,129,537
                  --------------------------------------------------------------

                  SBK Franchise Systems, Inc.

                  On December 4, 1997, the Company purchased the outstanding shares of SBK Franchise Systems, Inc. ("SBK"). SBK is the franchisor of the Sobik's sandwich restaurant chain in Central Florida.

                  The purchase price of SBK consisted of a note payable for $500,000, cash of $100,000 and 187,266 shares of the Company's common stock valued at $2.8125 per share ($526,686).

                  The transaction was recorded as follows:

                  --------------------------------------------------------------

                      Total consideration paid                $    1,126,686
                      Less, fair value of assets acquired            (90,342)
                      Liabilities assumed                             89,963
                  --------------------------------------------------------------

                      Excess cost of net assets acquired      $    1,126,307
                  --------------------------------------------------------------

                  The prior owners of SBK have the right to require the Company to repurchase 187,266 shares at a purchase price of $2.67 per share. The Company is only required to repurchase a maximum of 37,453 shares in any six-month period commencing six months from the date of closing. The redeemable common stock purchase obligation is noncumulative and expires June 2000.

                  During 1998, the Company repurchased 74,906 shares of the redeemable common stock.

                  Pro Forma Financial Information (Unaudited)

                  The following summarized unaudited pro forma consolidated results of operations have been prepared as if the preceding acquisitions occurred at the beginning of the applicable year presented and includes pro forma adjustments for interest, depreciation and amortization:


                                                                             1998           1997
                   --------------------------------------------------------------------------------
                   Revenue                                          $   6,114,936  $   5,929,447

                   Net loss before extraordinary item               $  (5,684,118) $  (9,066,438)

                   Loss from extraordinary item, net of taxes       $           -  $    (862,029)
                   --------------------------------------------------------------------------------

                   Net loss                                         $  (5,684,118) $  (9,928,467)

                   EPS - basic and diluted:

                   Net loss before extraordinary item               $        (.34) $        (.69)

                   Net loss from extraordinary item, net of taxes   $           -  $        (.07)
                   --------------------------------------------------------------------------------

                   Net loss                                         $        (.34) $        (.76)
                   --------------------------------------------------------------------------------

                   Weighted average number of common shares
                     outstanding                                       16,631,492     13,047,554
                   --------------------------------------------------------------------------------

                  The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisitions been in effect for the periods presented, nor do they purport to be indicative of the results that will be obtained in the future.

3. Prepaid        Prepaid  expenses  are  comprised of the following at December
   Expenses       31:
                                                       1998          1997
                  ----------------------------------------------------------

                  Prepaid consulting fees       $   601,842   $   618,056
                  Other                              48,373       101,964
                  ----------------------------------------------------------

                                                $   650,215   $   720,020
                  ----------------------------------------------------------

4. Notes          Notes receivable  are comprised  of the  following at December
   Receivable     31:

                                                                                            1998         1997
                  ----------------------------------------------------------------------------------------------
                  $321,342 note receivable  from a franchisee;  payable  in equal monthly  installments of principal and interest at 15% through
                   September  2013;  this  note  is  secured  by  the  underlying
                   franchise rights                                                    $ 180,000    $ 145,280

                  $130,000 note receivable  from  an area  developer;  payable in annual  installments of $50,000 plus interest at 8 1/4%; final payment was due November  1998;  this note is unsecured and is
                   now due upon demand                                                    80,000      100,000

                  $50,000 note receivable from  a franchisee;  payable in monthly installments of $1,185 including principal and interest at 12%
                   through  November 2001; this note is secured by the underlying
                   franchise rights                                                       38,229       50,000

                  Eight notes  receivable from  franchisees;  payable  in monthly installments  of $879  including  principal and interest at an average  rate  of  9%;  the  notes  mature  at  various  dates beginning April 1999 through September 2004; collateralized by
                   the underlying franchise rights                                       235,582       88,580

                  Three  notes  receivable  from  franchisees;  entire  amount of principal and interest at an average rate of 9% currently due;
                   collateralized  by  the  underlying  franchise  rights                 24,149       46,983
                  ----------------------------------------------------------------------------------------------

                                                                                         557,960      430,843
                  Less current portion                                                  (398,778)    (168,560)
                  ----------------------------------------------------------------------------------------------

                                                                                      $  159,182   $  262,283
                  ----------------------------------------------------------------------------------------------

5. Property,      Property, plant  and equipment are  comprised of the following
   Plant and      at December 31:
   Equipment

                                                                            1998           1997
                  --------------------------------------------------------------------------------
                  Land and building                                 $    371,771   $    370,000
                  Machinery and equipment                                378,730      1,707,064
                  Office and computer equipment                          110,948         64,744
                  Vehicles                                                92,636         82,135
                  Leasehold improvements                                 110,787         41,457
                  --------------------------------------------------------------------------------

                                                                       1,064,872      2,265,400
                  Less accumulated depreciation                         (244,150)      (334,410)
                  --------------------------------------------------------------------------------

                  Net property, plant and equipment                 $    820,722   $  1,930,990
                  --------------------------------------------------------------------------------

                  During 1998, the Company ceased operations of the Leovera subsidiary and evaluated the future undiscounted cash flows of its bakery operations. In the fourth quarter of 1998, pursuant to FAS 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company has adjusted those assets to their estimated net realizable value of approximately $80,000. This resulted in a writedown of property, plant and equipment of $725,078.

6. Accrued        Accrued liabilities are comprised of the following at December
   Liabilities    31:


                  December 31,                                               1998           1997
                  ---------------------------------------------------------------------------------
                  Accrued payroll and payroll-related items            $  256,590   $    122,962
                  Deferred revenue                                        162,500        212,000
                  Accrued interest                                        118,888         72,040
                  Accrued insurance and taxes                              51,452         15,153
                  Accrued consulting fees                                       -        550,000
                  Other                                                   119,329         73,650
                  ---------------------------------------------------------------------------------
                                                                       $  708,759   $  1,045,805
                  ---------------------------------------------------------------------------------

7. Note Payable Note payable to related party consists of a working capital to Related borrowing facility with the Company's largest stockholder. The
   Party          note agreement calls for interest-only  payments at 9% payable monthly through January 1999, monthly principal and interest payments of $3,121 through December 2008, at which time any remaining unpaid balances are due. The note had an outstanding balance of $363,339 and $323,032 at December 31, 1998 and 1997, respectively, and is unsecured.

                  Interest expense on the related party debt totaled $22,172 and $20,870 during 1998 and 1997, respectively.

                  Long-term debt consists of the following:

                  Year ended December 31,                                                      1998               1997
                  ------------------------------------------------------------------------------------------------------
                  Seventeen  convertible  notes  payable with an aggregate  face amount of  $530,000;  quarterly  interest-only  payments at 12
                  3/4% due  through  December  1999;  all unpaid  principal  and interest due March 2000;  collateralized  by royalty  revenues generated by the Mountain Mike's franchises;  convertible into
                  Company common stock at $10.86 per share.                               $ 530,000          $ 530,000

                  Note payable to former owner of acquired  subsidiary;  monthly interest-only  payments due at 7%; entire principal amount due
                  July 1999; collateralized by royalty revenues generated by the
                  Sobik's franchises [see Note 13 c)]                                       500,000            500,000

                  Note payable to bank assumed upon the Li'l Dino's acquisition;
                  payable  in  monthly  installments  of  $4,762  principal  and interest at the bank's  prime  lending rate plus 1% (8 3/4% at
                  December 31, 1998)  through  February  2000;  final payment of
                  $290,474 due March 2000; collateralized by personal assets and
                  a  personal  guarantee  of the prior  owners  of Li'l  Dino's.            357,142                  -

                  Note  payable to bank;  principal  and interest at 10% payable
                  upon demand; note is uncollateralized.                                    257,583            257,583

                  Four  notes  payable to  individuals  with an  aggregate  face amount of $350,000 net of  unamoritzed  loan costs of $38,889;
                  all  unpaid  principal  and  interest  at 8% is due May  1999;
                  collateralized by a personal  guarantee of the Company's Chief
                  Executive Officer.                                                        311,111                  -

                  Two  notes  payable  to  former  owners  of  Seawest  with  an aggregate face amount of $700,000;  monthly principal payments of  $4,000  are due  through  April  2004,  at which  time any
                  remaining   unpaid   principal   is  due;   these   notes  are
                  uncollateralized.                                                         301,400            348,000

                  Note payable to franchisee;  monthly interest-only payments at
                  9% due through December 1999; thereafter monthly principal and interest  payments  of $2,236 are due through  December  2009;
                  this note is uncollateralized.                                            176,476            249,944

                  Three  notes  payable to  individuals;  monthly  interest-only payments at 15% due through  November  2004, at which time any remaining  unpaid  principal and interest is due;  these notes are  uncollateralized and are net of unamortized loan costs of
                  $156,000 and $180,000, respectively.                                       24,000                  -

                  Mortgage  note  payable  to former  owner of  Pastry;  monthly payments of $2,494 including principal and interest at 10% due through  November  2004,  at which time any  remaining  unpaid
                  principal  and  interest  is  due;   collateralized   by  real
                  property.                                                                 140,234            150,222

                  Note payable to bank; monthly interest-only payments at 6 1/2%
                  due through  March 1999;  any remaining  unpaid  principal and interest  is due  April  1999;  collateralized  by a  personal guarantee by the former owner of Little  King.  Subsequent  to
                  year end, the due date was extended to April 1, 2000.                     135,000            135,000


                  Note payable to bank;  monthly principle payments of $500 plus interest at 10 1/2% due through  January  1999,  at which time
                  any   remaining   unpaid   principal   and  interest  is  due;
                  collateralized  by  equipment  and  personal  guarantee by the prior owner of Little  King.  Subsequent  to year end, the due
                  date was extended to October 5, 1999.                                     134,317            138,435

                  Note  payable to bank;  monthly  payments of $1,750  including interest at 10 1/2% are due through  March 2002, at which time
                  any   remaining   unpaid   principal   and  interest  is  due;
                  collateralized by certain fixed assets.                                   124,111            124,111

                  Note payable to supplier; monthly principal payments of $7,000 plus  interest  at 10% are due until paid in full;  all unpaid principal  and  interest  is due  upon  demand;  this  note is
                  uncollateralized.                                                         120,000            128,676

                  Note  payable  to former  owner of  Little  King;  payable  in monthly  interest-only  payments at 8% with the  principal due
                  upon demand; this note is uncollateralized.                                60,000            334,785

                  Commercial paper bearing interest at 10 1/2% per annum, repaid
                  in September 1998; notes were uncollateralized.                                 -            283,630

                  Note payable to individual; interest-only payments were due at
                  15%;  converted  into 250 shares of  preferred  Series D stock
                  during 1998.                                                                    -            250,000

                  Note payable to former owner of Little King; paid off in 1998;
                  this note was uncollateralized.                                                 -            100,000

                  Various uncollateralized notes payable; due in average monthly principal  payments of $825  including  interest at an average rate of 9 1/4%; maturing at various dates beginning March 1999
                  through November 2000.                                                    343,466            580,268
                  -----------------------------------------------------------------------------------------------------
                                                                                          3,514,840          4,110,654
                  Less current portion                                                   (2,003,198)        (2,336,754)
                  -----------------------------------------------------------------------------------------------------
                  Total long-term debt                                                  $ 1,511,642        $ 1,773,900
                  -----------------------------------------------------------------------------------------------------

                  Interest expense on long-term debt during 1998 and 1997 amounted to $291,580 and $463,006, respectively.

                  The annual maturities of long-term debt and related party debt for the five years subsequent to December 31, 1998 are as follows:

                                   Long-Term         Related
                                        Debt           Party
                                                        Debt            Total
                  --------------------------------------------------------------

                  1999         $   1,368,198     $         -    $   2,003,198
                  2000             1,193,984          25,047        1,012,603
                  2001               358,852          27,397          314,821
                  2002               127,478          29,967           86,017
                  2003               115,646          32,778           76,996
                  Thereafter         545,571         248,150          579,433
                  --------------------------------------------------------------

                               $   3,709,729     $   363,339    $   4,073,068
                  --------------------------------------------------------------

9. Stockholders'  The following  is  a  synopsis  of  significant   transactions
   Equity         involving the Company's  stockholders' equity accounts:

                  Preferred Series A

                  In 1996, the Company designated and issued 700,000 shares of no par value Series A voting nonredeemable cumulative convertible preferred stock. The preferred stock is entitled to cumulative, preferential dividends at a rate of $.09 per share and is convertible into common stock at a conversion rate of one share of common stock for each preferred share. The stock is redeemable in liquidation at $2.00 per share and 600,000 and 100,000 shares were converted into common stock during 1998 and 1997, respectively.

                  Preferred Series B

                  In 1996, the Company designated and issued 350,000 shares of $2 par value Series B voting nonredeemable convertible preferred stock. The Series B preferred stock is entitled to receive noncumulative preferential dividends only when declared by the Board of Directors and is convertible into common stock at a conversion rate of one share of common stock for each preferred share. The stock is redeemable in liquidation at $2.00 per share. During 1998, the 350,000 shares were converted to common stock.

                  Preferred Series C

                  In September 1997, the Company designated and issued 120 shares of no par value Series C convertible preferred stock in connection with the acquisition of QFS (see Note 2). The Series C preferred stock is entitled to cumulative dividends at a rate of $32.50 per share per quarter and is convertible into common stock at a rate of 133.22 shares of common stock for each preferred share with a face amount of $1,000. The stock is redeemable at the option of the Company or in liquidation at a rate of $1,000 per share.

                  Preferred Series D

                  In January 1998, the Company sold 2,500 shares of no par value Series D convertible preferred stock under a private placement offering at a stated face value of $1,000 per share. The net proceeds to the Company were $1,817,500 after deducting the placement agent commission and expenses. In addition, $250,000 of long-term debt was extinguished through the issuance of 250 shares of the Series D convertible preferred stock. Each share of the Series D preferred stock is convertible, at the option of the shareholder at any time, into a number of shares of common stock of the Company at a conversion rate which shall be a number of shares of common stock equal to $1,000 divided by the lower of 55% of the average market price of the common stock for the five trading days immediately prior to the conversion date or $1.96875. The conversion price is based on 55% of the fair market value of the Company's common stock at the date of conversion. The holders of the Series D preferred stock are entitled to receive cumulative yearly dividends at a rate of 8% of the face value in cash or, at the option of the Company, in shares of common stock. The Series D shares are entitled to a liquidation preference of $1,300 per share.

                  Since the Series D preferred stock is convertible at a discount, a Series D preferred stock dividend of $1,382,601 has been recorded for the year ended December 31, 1998 for the difference between the discounted conversion price of the Series D preferred stock and the fair market value of the Company's common stock at the time of issuance.

                  Pursuant to the terms of the private placement agreement, the Company was required to register with the Securities and Exchange Commission the shares of common stock underlying the Series D preferred stock within 30 days of the final closing of the private placement. In addition, the registration was required to be declared effective within 120 days of the closing date. Since those events did not occur, the Company was required to increase the discount rate by 10% from 35% to 45% to the purchasers of the private placement during 1998. This additional discount was valued at $718,272 (the difference between the original discounted conversion price and the fair market value of the common stock) and was recorded in selling, general and administrative expenses in 1998. As of December 31, 1998, the holders of the Series D preferred stock had converted 150 shares of Series D preferred stock into 615,384 shares of common stock.

                  Stock Subscriptions Receivable

                  During 1998, the Company sold the following common shares in exchange for subscription notes receivable: (1) 500,000 shares valued at $687,500 to the Company's Chief Operating Officer,
                  (2) 500,000 shares valued at $687,500 to the Company's Chief Financial Officer, and (3) 300,000 shares valued at $412,500 to a consultant. Each of the underlying stock subscription agreements bear interest at 9 1/2% per annum and are due on or before July 2001. The shareholders also retain the right to require the Company to repurchase the shares within three years of their issuance in exchange for the cancellation of the notes.

                  During 1997, the Company sold the following common shares in exchange for subscription notes receivable: (1) 500,000 shares valued at $1,500,000 to the Company's Chief Operating Officer and (2) 300,000 shares valued at $900,000 to a consultant of the Company. Each of the underlying stock subscription agreements bear interest at 9 1/2% per annum and are due on or before September 2000. The officer and the consultant also retain the right to require the Company to repurchase the shares within three years of their issuance in exchange for cancellation of the notes.

                  The fair value of each subscription was based on the quoted market price of the Company's common stock on the date of issuance.

                  Common Stock Issued in Connection with Debt

                  During 1998, the Company borrowed $350,000 from four individuals. The Company issued 70,000 shares of common stock to these investors. The market price of the shares on the date of the issuance was $1.00 per share, and accordingly, $70,000 was recorded as original issue discount and is being amortized as interest expense over the life of the loan. The Company is obligated to issue additional shares to these investors if the underlying per share value of the stock is less than $1.50 upon the occurrence of certain defined future events. The number of shares to be issued will be based upon the fair market value of the Company's common stock at the date the contingency is met.

                  During May 1997, the Company borrowed $180,000 from three unrelated individuals and granted these individuals options to purchase 180,000 shares of common stock at $.50 per share as additional compensation for the loans. The stock options were valued at $649,000, which represented the market value at the date of grant. Of this amount, $180,000 was recorded as deferred loan costs and the remainder is classified as prepaid interest and is included in other assets. These amounts are being amortized as interest expense over the life of the loan.

                  Stock Issued for Equipment and Services

                  During 1998, the Company issued 248,581 shares of its common stock in exchange for consulting and legal services. The aggregate fair value of these shares was calculated to be $537,295 based on the market value of the stock on the date of issuance. Of this amount, $434,429 was classified as prepaid consulting fees and is being amortized over one year based on the lives of the agreements.

                  During 1997, the Company issued 229,360 shares of restricted common stock, options to purchase 1,025,000 shares of common stock at exercise prices ranging from $.75 to $3.93, and warrants to purchase 1,250,000 shares of common stock at exercise prices ranging from $1.92 to $3.84 in connection with the compensation of certain consultants. The weighted average fair value of the warrants is $1.51. The total expense recorded in connection with the transactions amounted to $805,048 for the common stock based upon the market value at the date of issuance and $3,301,302 for the options and warrants based upon the market value at the date of grant.

                  During 1997, the Company acquired equipment valued at $424,003 in exchange for 230,000 restricted shares of common stock.

                  Conversion of Debt to Equity

                  During 1998, the Company issued 112,793 shares of its common stock with a fair market value of $277,404 in exchange for extinguishment of long-term debt.

                  As described further in Note 14, during 1997 the Company issued 495,000 shares of its restricted common stock in exchange for the extinguishment of certain long-term debt and related interest.

                  Private Placement of Common Stock

                  During 1997, the Company sold to accredited investors a total of 1,077,213 shares of the Company's freely-traded common stock at purchase prices ranging from $.53 to $2.25 per share in private transactions exempt from registration under applicable Federal securities laws. The Company collected proceeds of $1,055,500 in connection with these transactions. No offering costs were incurred as part of the transactions.

                  Common Stock Issued in Conjunction with Prior Year Subsidiary Acquisitions

                  In November 1998, the Company issued 50,000 shares of its common stock to the former owners of Sobik's. These shares were issued as consideration for the granting of an extension on the due date of long-term debt of $500,000 (see Note 8) incurred on the acquisition. The fair value of these shares, $21,875, has been classified as prepaid loan fees and is included in other assets as December 31, 1998. The loan fees are being amortized over the remaining contractual life of the loan.

                  Common Stock Options and Warrants

                  During 1998, the Company granted two consultants options to purchase a total of 228,570 shares of common stock at an exercise price of $0.875 per share, the quoted market price of the underlying shares on the date of the grant. The fair value of these options, $85,366, was recorded as prepaid consulting fees and is being amortized over one year, the life of the underlying consulting agreements.

                  In addition, options to purchase 100,000 shares of the Company's common stock that were granted in 1997 were exercised by the prior owners of Seawest during 1998. The Company waived the exercise price of $0.001 per share.

                  During 1997, two consultants and a lender exercised their options in exchange for 360,000 shares of Company common stock. In connection with these transactions the Company received cash proceeds of $255,000.

                  The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for options issued to employees. Accordingly, no compensation cost has been recognized for options granted to employees at exercise prices which equal or exceed the market price of the Company's common stock at the date of grant. Options granted at exercise prices below market prices are recognized as compensation cost measured as the difference between market price and exercise price at the date of grant.

                  SFAS  No.  123  "Accounting  for  Stock-Based   Compensation,"
                  requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's employee stock options had been determined in accordance with the fair value based method prescribed in SFAS 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998: no dividend yield; an expected life of five years; expected volatility of 64%, and risk-free interest rate of 6.0%.

                  Under the accounting provisions of SFAS 123, the Company's net loss and loss per share would have increased to the pro forma amounts indicated below:

                                                                           1998             1997
                   --------------------------------------------------------------------------------
                   Net loss applicable to common stock
                     As reported                                   $ (7,400,484)   $ (8,961,150)

                     Pro forma                                     $ (7,650,484)   $(10,116,150)

                   Loss per share - basic and diluted
                     As reported                                   $       (.45)   $       (.81)

                     Pro forma                                     $       (.47)   $       (.92)
                   --------------------------------------------------------------------------------

                  Changes in options outstanding are summarized as follows:

                                                                                       Weighted-
                                                                       Weighted-         Average
                                                                         Average      Fair Value
                                                                        Exercise      of Options
                                                            Shares         Price         Granted
                  ---------------------------------------------------------------------------------
                  Balance, December 31, 1996                     -           $ -             $ -
                    Granted                               3,624,704         2.30            1.58
                    Less options exercised                 (360,000)         .71               -
                    Less options expired                    (18,704)        3.08               -
                  ---------------------------------------------------------------------------------

                  Balance, December 31, 1997              3,246,000         2.48               -
                    Granted                               1,228,570         1.42             .27
                    Less options exercised                 (100,000)           -               -
                    Less options expired                   (100,000)        2.81               -
                  ---------------------------------------------------------------------------------

                  Balance, December 31, 1998              4,274,570        $2.22               -
                  ---------------------------------------------------------------------------------

                  The following table summarizes information about options outstanding at December 31, 1998:

                                                     Options Outstanding and Exercisable
                                             -----------------------------------------------------
                                                                Weighted -            Weighted-
                                                                   Average              Average
                  Range of                                       Remaining             Exercise
                  Exercise Prices              Number     Contractual Life                Price
                  --------------------------------------------------------------------------------
                  $  .50 to 1.75             1,611,070         36.3 months                $1.24
                  $2.56 to 3.93              2,663,500         33.2 months                 2.82
                  --------------------------------------------------------------------------------
                                             4,274,570         34.3 months                $2.22
                  --------------------------------------------------------------------------------

10. Commitments   Operating Leases
    and
    Contingencies The Company leases office space under certain operating leases which expire through 2003. Total rent expense for the years ended December 31, 1998 and 1997 was $323,473 and $222,305, respectively.

                  Future annual minimum lease payments due under these operating leases at December 31, 1998 are as follows:

                  --------------------------------------------------------------

                  1999                                           $   115,526
                  2000                                               115,006
                  2001                                                38,729
                  2002                                                18,000
                  2003                                                11,250
                  --------------------------------------------------------------

                                                                 $   298,511
                  --------------------------------------------------------------

                  Legal Issues

                  The Company is involved in various lawsuits and litigation matters on an ongoing basis as a result of its day-to-day operations. However, the Company does not believe that any of these other or any threatened lawsuits and litigation matters will have a material adverse effect on the Company's financial position or results of operations.

                  Franchise Agreements

                  Under the terms of the various franchise agreements, which are for terms ranging from 10 to 15 years and contain various renewal options, the franchisees are obligated for the payment of the following fees to the Company:

                                   o       Franchise Fees

                                           In  accordance  with the terms of the
                                           franchise  agreements,   the  Company
                                           receives an initial  franchise fee of
                                           $10,000 to $20,000.

                                   o       Royalties

                                           The   Company   receives    royalties
                                           ranging  from 4% to 7% of gross sales
                                           from the  franchisees'  operations of
                                           the restaurants.

                                   o       Advertising Fund

                                           The franchise  agreements require the
                                           franchisees   to   contribute  to  an
                                           advertising  fund based upon 2% to 4%
                                           of  gross   sales.   The   funds  are
                                           maintained in separate bank accounts,
                                           and  their use is  restricted  solely
                                           for advertising, marketing and public
                                           relations  programs and  materials to
                                           develop the goodwill and public image
                                           of each of the respective franchises.

                  Employment Agreements

                  The Company is a party to employment agreements with its Chief Operating Officer and Chief Financial Officer. Pursuant to the agreements, these officers are to receive an annual salary of approximately $150,000 and $125,000 through September 2000 and July 2001, respectively.

                  Consulting Fees

                  In October 1998, the Company entered into an agreement with a consultant to receive advisory services. Pursuant to this agreement, the Company is obligated to pay consulting fees ranging from 3% to 10% based upon performance results, as defined.

                  During 1997, the Company entered into an agreement with a consultant to receive advisory services. The Company is contingently obligated to the consultant to provide for options of up to 500,000 shares of Company common stock in the event the Company either raises $10,000,000 or achieves a total store level of 630 units by December 2000. Since management believes the 630-store level will be achieved, options with a fair market value of $681,000 were recorded as prepaid consulting, which is being amortized over the life of the agreement.

11. Income Taxes  The components of income tax expense are as follows:

                  Year ended December 31,             1998         1997
                  --------------------------------------------------------

                  Current:
                    Federal                       $      -    $       -
                    State                           12,610       10,612
                  --------------------------------------------------------

                                                    12,610       10,612
                  --------------------------------------------------------

                  Deferred:
                    Federal                              -      379,846
                    State                                -            -
                  --------------------------------------------------------

                                                         -      379,846
                  --------------------------------------------------------

                  Total income taxes              $ 12,610    $ 390,458
                  --------------------------------------------------------

                  The   componassets   and  liabilities  are  comprised  of  the
                  following at December 31:

                                                                            1998           1997
                  --------------------------------------------------------------------------------
                  Deferred tax assets:
                    Net operating loss carryforwards                $  1,796,000   $  1,101,000
                    Stock and stock options issued for services        1,066,000      1,034,000
                    Allowance for doubtful accounts                      128,000         85,000
                    Goodwill and covenants not to compete                 69,000         25,000
                    Property, plant and equipment                         51,000              -
                    Accrued expenses                                      36,000              -
                  --------------------------------------------------------------------------------

                  Gross deferred income tax assets                     3,146,000      2,245,000
                  Valuation allowance                                 (3,146,000)    (2,103,000)
                  --------------------------------------------------------------------------------

                  Total deferred tax assets                                    -        142,000
                  --------------------------------------------------------------------------------

                  Deferred tax liabilities:
                    Property and equipment                                     -       (142,000)
                  --------------------------------------------------------------------------------

                  Total deferred tax liabilities                               -       (142,000)
                  --------------------------------------------------------------------------------

                  Net deferred tax asset (liability)                $          -   $          -
                  --------------------------------------------------------------------------------

                  The following summary reconciles differences from taxes at the federal statutory rate with the effective rate:

                                                                           1998         1997
                  --------------------------------------------------------------------------------
                  Income taxes at federal statutory rates                 (34.0 %)     (34.0 %)
                  State income taxes, net of federal benefit                 .3 %         .3 %
                  Operating loss with no tax benefit                       34.0 %       38.3 %
                  --------------------------------------------------------------------------------

                  Income taxes at effective rates                            .3 %        4.6 %
                  --------------------------------------------------------------------------------

                  At December 31, 1998, the Company has net operating loss carryforwards of approximately $4,700,000 for federal income tax purposes that expire as follows:

                  ------------------------------------------------------------
                  2012                                       $    2,900,000
                  2018                                            1,800,000
                  ------------------------------------------------------------

                                                             $    4,700,000
                  ------------------------------------------------------------

12. Supplemental  Certain  supplemental disclosure  of cash flow information and
    Cash Flow     non cash investing and financing activities is as follows:
    Information

Year ended December 31,                                                                     1998           1997
- ------------------------------------------------------------------------------------------------------------------
Cash paid for interest during the year                                               $   266,904    $   144,283
- ------------------------------------------------------------------------------------------------------------------

Issuance of common stock in exchange for subscriptions receivable                    $ 1,787,500    $ 2,400,000
Capitalized franchise agreements were written off against deferred revenue of the
  same value                                                                                   -      2,294,041
Equipment classified as prepaid expense in 1996 was placed in service in 1997 and
  reclassified to property and equipment                                                       -          9,500
Equipment was purchased in exchange for common stock                                           -        424,003
Stock and stock options issued in exchange for prepaid expenses                          456,304         68,101
Stock issued to pay down related party notes payable                                           -        445,000
Stock and stock options issued in exchange for prepaid interest and deferred loan
  costs                                                                                   92,125        795,400
Conversion of Class A preferred to common stock                                        1,200,000        200,000
Conversion of Class B preferred to common stock                                          700,000              -
Conversion of Class D preferred to common stock                                          250,102              -
Stock issued for payment of interest                                                           -        146,857
Equipment valued at $47,635 was sold in exchange for note receivable                           -         50,000
Common shares issued to satisfy liability to issue common stock to prior owner of
  Little King                                                                            918,750              -
Renegotiation of liability to issue common stock to prior owner of Little King           875,000              -
Common shares issued to satisfy Mountain Mike's acquisition contingency                  250,000              -
Conversion of long-term debt into preferred Series D stock                               250,000              -
Dividend on assumed conversion of Series D preferred stock into common stock           1,382,601              -
Redeemable common stock obligation incurred upon exercise of stock options               325,000              -
Conversion of long-term debt into common stock                                           277,404              -
Decrease in goodwill resulting from the disposals of property, plant and equipment with a book value of $274,080 in which notes receivable of $185,000
  were received as partial consideration                                                 499,080              -
Preferred stock dividends paid in common stock                                           130,651              -
Preferred stock dividends accrued                                                        201,540              -
Other increases in notes receivable                                                       43,369              -
- ------------------------------------------------------------------------------------------------------------------

                  In addition to the above  non-cash  items,  the following is a
                  summary  of  non-cash   transactions   entered  into  for  the
                  acquisitions listed in Note 2:

                                                                           1998             1997
                   --------------------------------------------------------------------------------
                   Common stock and stock options issued          $  (2,100,000)  $    (7,979,964)
                   Preferred stock issued                                     -          (120,000)
                   Issuance of related party notes payable                    -          (100,000)
                   Issuance of long-term debt                                 -          (596,000)
                   Original 50% equity investments in
                     wholly-owned subsidiary                                  -          (729,679)
                   Current year gain on equity investment                     -           (14,304)
                   Liability to issue common stock                            -        (1,793,750)
                   Miscellaneous accrued liability                            -           (48,000)
                   -------------------------------------------------------------------------------

                   Total non-cash consideration paid                 (2,100,000)      (11,381,697)
                   --------------------------------------------------------------------------------

                   Accounts receivable acquired                               -           353,459
                   Prepaid expenses acquired                                  -            60,029
                   Notes receivable acquired                                  -           121,248
                   Property, plant and equipment acquired                15,000         1,644,402
                   Goodwill acquired                                  2,485,000        12,711,710
                   Other intangible assets acquired                           -           636,097
                   --------------------------------------------------------------------------------

                   Total non-cash acquisition of assets               2,500,000        15,526,945
                   --------------------------------------------------------------------------------

                   Accounts payable assumed                                   -          (643,821)
                   Accrued liabilities assumed                                -          (389,500)
                   Long-term debt assumed                              (400,000)       (2,268,739)
                   Related party notes payable assumed                        -          (434,771)
                   --------------------------------------------------------------------------------

                   Total non-cash assumption of liabilities            (400,000)       (3,736,831)
                   --------------------------------------------------------------------------------

                   Net cash paid                                  $           -    $      408,417
                   --------------------------------------------------------------------------------

13. Subsequent                     a)    Conversion of Series D Preferred Stock
    Events
                                         Subsequent   to  December   31,   1998,
                                         shareholders  holding 340 shares of the
                                         Company's   Series  D  preferred  stock
                                         converted  their shares in to 2,750,936
                                         shares of common stock.

                                   b)    Private Placement

                                         On June 10, 1999, the Company completed
                                         a  private  placement  offering  of 250
                                         shares of its $12,500 face value Series
                                         F  preferred  stock.  Each share of the
                                         Series F is  entitled  to a  cumulative
                                         yearly cash  dividend of $1,000 and the
                                         shareholders  have the right to require
                                         the   Company   to    repurchase    all
                                         outstanding   shares  for  $12,500  per
                                         share  between  June 1, 2001 and August
                                         1,  2001.   The  Series  F  shares  are
                                         redeemable  for  $12,500  per share any
                                         time prior to  February  1, 2001 at the
                                         option of the  Company.  Each  share is
                                         entitled  to receive  $13,000 per share
                                         upon the  liquidation  of the  Company.
                                         The  holders of the Series F  preferred
                                         stock have no voting rights. As of July
                                         1999,  approximately  198 shares of the
                                         Series F shares have been issued.

                                   c)    SBK Franchise Systems, Inc.

                                         On   June   11,   1999,   the   Company
                                         renegotiated  certain provisions of the
                                         SBK     Franchise     Systems,     Inc.
                                         acquisition.  Among the changes to this
                                         agreement  is a provision to reduce the
                                         outstanding  balance  of  the  $500,000
                                         note  payable to  $200,000  in exchange
                                         for  250,000  shares  of the  Company's
                                         common  stock and other  consideration.
                                         The  renegotiated  note  will  have  an
                                         interest  rate of 7% and  equal  annual
                                         payments  beginning  August 1, 2000. In
                                         addition,   the   $300,000   redeemable
                                         common  stock  will  be  exchanged  for
                                         450,187 shares of Company common stock.

14. Related       Significant  related  party  transactions  and  balances   not
    Party         previously disclosed are as follows:
    Transactions

                  In August 1998, the Company granted options to purchase 1,000,000 shares of common stock to the President and Chief Executive Officer. The options are exercisable at $1.55 per share until August 2001. The President has yet to exercise any portion of these options.

                  During 1997, the Company's major shareholder incurred debt of $445,000 which was advanced directly to the Company. This debt was collateralized by the Shareholder's freely traded shares of Company common stock. The debt of the stockholder was subsequently satisfied by the Company through the issuance of 445,000 shares valued at $2.94 per share ($1,307,029) of its own restricted common stock. These shares were issued directly to the note holders in return for the satisfaction of the original debt of the Company's major shareholder. An extraordinary loss on the early extinguishment of debt in the amount of $862,029 was recorded as a result of this transaction. In addition, 50,000 shares valued at $2.94 per share ($146,857) were issued, representing additional interest expense in connection with the retirement of debt.

                  During 1997, the Company granted stock options for 1,000,000 shares of common stock to the President and Chief Executive Officer. These options are exercisable at $2.75 per share until December 2000. The President has yet to exercise any portion of these options.

15. Fourth        The Company recorded numerous year-end adjustments during  the
    Quarter       fourth  quarter of  1998  which  resulted  in  earnings  being
    Adjustments   reduced by $1,902,290 during this period.

                  The adjustments were primarily attributed to the writedown of goodwill of $1,177,212 and the writedown of property, plant and equipment of $725,078.

16. Quarterly During the fourth quarter of 1998, the Company also recorded Financial various year-end adjustments related primarily to amortization
    Data          of prepaid expenses,  loss on  disposal of property, plant and
    (Unaudited)   equipment,  accrued   expenses  and   the  conversion  penalty
                  related to the Series D convertible preferred stock, which resulted in adjustments to its previously reported earnings for the first three quarters of 1998. The impact of these adjustments is as follows:

                                                      March 31,      June 30,     September 30,
                                                           1998          1998              1998
                  --------------------------------------------------------------------------------
                  Net loss as previously reported      $   (845,041) $   (469,854) $    (599,875)

                  Impact of fourth quarter
                    adjustments                            (637,903)      250,213        (63,000)

                  Adjusted net loss                      (1,482,944)     (219,641)      (662,875)

                  Loss per share, as previously
                    reported                                 (0.058)       (0.029)        (0.036)

                  Adjusted loss per share                   (0.1025)      (0.0138)       (0.0397)
                  --------------------------------------------------------------------------------

17. Operating     The Company is engaged in nine operating segments. Pursuant to
    Segments      FAS 131, the Company defines an operating segment as:

                         o A business activity from which it may earn revenue and incur expenses;
                         o Whose operating results are regularly reviewed by the chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance; and
                         o    For  which  discrete   financial   information  is
                              available.

                  The Company defines segments as each separate franchising concept it operates. It clearly views each business as a separate segment and makes decisions based on the activity and profitability of that particular segment.

                  Pursuant to FAS 131, the Company has aggregated two or more operating segments into two reportable segments to ease in the presentation and understanding of its business. The Company used the following criteria to aggregate its segments:

                         o    The nature of its products and services;
                         o    The nature of the production processes;
                         o The type or class of customer for its products and services;
                         o The methods used to distribute its products or provide its services; and
                         o    The nature of the regulatory environment.

                  The reportable segments are defined as follows:

                         o The franchise operations segment is engaged in the franchising of various quick-service restaurants located throughout the United States. These restaurants feature submarine sandwiches, pizza, soups and hot and cold side order items. The Company assists the franchisees with selecting suitable locations, advises on the negotiation of lease terms and store design, assists with securing of food product supply and purchase of furniture and fixtures. The Company also operates company-owned stores on a limited basis.

                         o The bakery operations segment is comprised of a bakery that primarily serves the JRECK restaurant franchises.

                  The  table  below  shows  certain  financial   information  by
                  business segment for 1998 and 1997:

                  Segment Reporting              Franchise           Bakery        Consolidated
                  December 31, 1998             Operations       Operations               Total
                  --------------------------------------------------------------------------------
                  Revenue from external
                    customers                $   5,160,741      $   829,803       $   5,990,544
                  Interest expense - net           408,836           26,748             435,584
                  Depreciation and
                    amortization                   873,981          166,279           1,040,260
                  Segment loss                  (5,457,918)        (218,474)         (5,676,392)
                  Segment assets                13,068,764        1,639,090          14,707,854
                  Expenditures for
                    segment assets                 208,685           21,249             229,934
                  --------------------------------------------------------------------------------

                  Segment Reporting              Franchise           Bakery        Consolidated
                  December 31, 1997             Operations       Operations               Total
                  --------------------------------------------------------------------------------
                  Revenue from external
                    customers                $   2,327,156      $   247,053       $   2,574,209
                  Interest expense - net           475,115           11,431             486,546
                  Depreciation and
                    amortization                   484,053           22,689             506,742
                  Segment loss                  (8,842,267)         (61,377)         (8,903,644)
                  Segment assets                14,528,432        1,819,530          16,347,962
                  Expenditures for
                    segment assets               1,073,772          620,356           1,694,128
                  --------------------------------------------------------------------------------