Form 10QSB
period 1999-03-31
JRECK SUBS GROUP INC
filed 1999-09-17
CIK 1018725

Form 10-QSB
            [As last amended in Release No. 34-38850, July 18, 1997,
                  effective September 2, 1997, 62 F.R. 39755]

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the post 90 days. Yes X No
                                                                           -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the most recent practicable date: July 31, 1999 - 27,596,602 Shares

           Transitional Small Business Disclosure Format: Yes___ No X


                          PART I-FINANCIAL INFORMATION

                          Item 1. Financial Statements.


                             Jreck Subs Group, Inc.
                           Consolidated Balance Sheet
                March 31, 1999 (Unaudited) and December 31, 1998


                                     ASSETS
                                                                                March 31, 1999      Dec. 31, 1998
                                                                                --------------      -------------
Current Assets:
 Cash & Cash Equivalents                                                        $    248,534        $   310,578
 Accounts Receivable-Trade, net of allowance of $157,000                             377,610            398,755
 Current Portion of Notes Receivable                                                 398,778            398,778
 Prepaid Expenses                                                                    512,880            650,215
                                                                                ------------        -----------
  Total Current Assets                                                             1,537,802          1,758,326

Property & Equipment-Net                                                             806,115            820,722

Other Assets:
 Notes Receivable                                                                    102,410            159,182
 Excess of Cost Over Fair Value of Assets Of Net Assets Acquired                  10,827,881         11,102,937
 Covenants Not To Compete & Other Intangible Assets                                  272,959            318,961
 Deferred Loan Costs                                                                 434,064            433,155
 Other                                                                               110,817            114,571
                                                                                ------------        -----------

Total Assets                                                                    $ 14,092,048        $14,707,854
                                                                                ============        ===========

                       LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:
 Current Portion of Long Term Debt                                              $ 2,500,000        $ 2,003,198
 Accounts Payable                                                                   764,832          1,002,109
 Accrued Expenses                                                                   806,286            708,759
 Accrued Preferred Dividends                                                        217,331            201,540
                                                                                -----------        -----------
  Total Current Liabilities                                                       4,288,449          3,915,606

Long Term Debt-Related Parties                                                      363,339            363,339
               Other                                                              1,002,031          1,511,642
                                                                                -----------        -----------
  Total Liabilities                                                               5,653,819          5,790,587

Redeemable Common Stock                                                             593,000            593,000

Stockholders' Equity:
Preferred Stock:
  Series "C" Convertible Preferred Stock, no par value,
    120 shares authorized, issued and outstanding                                   120,000            120,000
  Series "D" Convertible Preferred Stock, no par value,
    2,500 shares authorized, 2,030 and 2,350 shares
    issued and outstanding at March 31, 1999 and
    December 31, 1998, respectively                                               3,384,719          3,918,271
  Series "E" Convertible Preferred Stock, no par
    value, 135 shares authorized, 20 and no shares
    issued and outstanding, respectively                                            200,000                  0
Common Stock, no par value, 50,000,000 shares authorized,
  22,162,129 and 19,503,596 shares issued and outstanding,
  respectively                                                                   26,764,242         26,225,338
Accumulated Deficit                                                             (18,436,232)       (17,751,842)
Less Stock Subscription Receivable                                               (4,187,500)        (4,187,500)
                                                                                -----------        -----------
  Total Stockholders' Equity                                                      7,845,229          8,324,267
                                                                                -----------        -----------
 Total Liabilities & Stockholders' Equity                                       $14,092,048        $14,707,854
                                                                                ===========        ===========

The interim financial statements include all adjustment which, in the opinion of management, are necessary in order to make the financial statements not misleading.

                             Jreck Subs Group, Inc.
                             Statement of Operations
                                 Quarters Ended
                       March 31, 1999 and 1998 (Unaudited)


                                                        Quarter               Quarter
                                                         Ended                 Ended
                                                      March 31, 1999       March 31, 1998
                                                   ------------------    ------------------
 Revenues:
 Continuing Royalties                              $     632,508       $     547,141
 Initial Franchise & Transfer Fees                        17,459              50,700
 Retail Store Sales-net                                        0             531,597
 Bakery Operation Sales-net                              160,079             250,421
 Other                                                   140,781             175,441
                                                   -------------       -------------
   Total Revenue                                         950,827           1,555,300

 Cost of Retail Sales                                    162,409             308,542
 General and Administrative                              854,642             975,782
 Conversion Penalty on Series "D" Preferred Stock              0             718,272
 Consulting and Investor Relations                       185,738             770,049
 Interest                                                135,947              66,317
 Depreciation & Amortization                             213,235             267,422
                                                   -------------       -------------
   Total Expenses                                      1,551,971           3,106,384
                                                   -------------       -------------
   Operating Loss                                       (601,144)         (1,551,084)

 Loss on Disposal of Assets                               39,606                   0
                                                   -------------       -------------
   Net Loss                                             (640,750)         (1,551,084)
   Preferred Stock Dividends                              43,640              53,900
                                                   -------------       -------------
   Net Loss Applicable to Common Stock             $    (684,390)      $  (1,604,084)
                                                   =============       =============
 Weighted Average Common Shares Outstanding           20,375,969          14,465,764
                                                   =============       =============
 Loss per Share                                    $       (0.03)      $       (0.11)
                                                   =============       =============


The interim financial statements include all adjustments which, in the opinion of management, are necessary in order to make the financial statements not misleading.

                             Jreck Subs Group, Inc.
                             Statement of Cash Flows
                                 Quarters Ended
                       March 31, 1999 and 1998 (Unaudited)

                                                      Quarter               Quarter
                                                       Ended                 Ended
                                                    March 31, 1999       March 31, 1998
                                                 ------------------    ------------------
Operating Activities:
Net Loss                                          $    (640,750)      $  (1,551,084)
Non-Cash Expenses Included in Net Income:
 Depreciation & Amortization                            213,235             267,422
 Amortization of Prepaid Interest                        88,174              11,480
 Loss on Disposal of Assets                              39,606                   0
 Amortization of Prepaid Consulting Fees                135,738                   0
 Consulting Fees Paid in Common Stock and Options             0             345,230
 Conversion Penalty on Series "D" Preferred Stock             0             718,272
Adjustments to Reconcile Net Loss to Cash
 Provided (Consumed) by Operating Activities:
 Decrease in Accounts Receivable                         21,145              91,528
 (Increase) Decrease in Prepaid Expenses                (62,042)            163,322
 Decrease in Accounts Payable & Accruals                (99,261)           (975,372)
                                                  -------------       -------------
Cash Used in Operating Activities                      (304,155)           (929,202)

Financing Activities:
 Proceeds From the Sale of
  Series "D" Preferred Stock                                  0           1,817,490
 Proceeds From the Sale of
  Series "E" Preferred Stock                            200,000                   0
 Payments on Long Term Debt                             (13,154)           (597,196)
 Proceeds of Long Term Debt                                   0             200,000
 Dividends Paid                                               0             (13,232)
                                                  -------------       -------------
Cash Generated by Financing Activities                  186,846           1,407,062

Investing Activities:
 Advances Made on Notes Receivable                            0            (321,860)
 Payments Collected on Notes Receivable                  55,395              15,669
 Acquisition of Equipment                                     0             (42,700)
 Cash Paid in Connection with Acquisitions                    0            (116,835)
 Increase in Other Assets                                  (130)                  0
                                                  -------------       -------------
Cash Expended on Investing Activities                    55,265            (465,726)

Net Increase (Decrease) in Cash                         (62,044)             12,134

Cash & Cash Equivalents-Beginning                       310,578             427,420
                                                  -------------       -------------
Cash & Cash Equivalents-Ending                    $     248,534       $     439,554
                                                  =============       =============

The interim financial statements include all adjustments which, in the opinion of management, are necessary in order to make the financial statements not misleading.

                             Jreck Subs Group, Inc.
                      Notes to Interim Financial Statements
                                   Form 10-QSB
                                 March 31, 1999

Note 1. The interim financial statements include all adjustments which, in the opinion of management, are necessary in order to make the financial statements not misleading. The unaudited consolidated financial statements and notes are presented as permitted by form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the year ended December 31, 1998. The results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of those to be expected for the entire year.

Note 2. Between January 1999 and March 1999, shareholders holding 320 shares of the Company's Series "D" preferred stock with a value of $511,055 converted their shares into 2,531,901 shares of the Company's common stock. These same Series "D" preferred shareholders also received 216,618 shares of the Company's common stock as payment for accrued dividends of $27,849.

Note 3. In February 1999, the Company completed an offering of Series "E" Convertible Preferred Stock. The aggregate offering of 20 shares at $10,000 per share of $200,000 was used to fund current operations.

Item 2. Management's Discussion and Analysis.

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

Overview

The Company derives its revenue from several sources: royalties, franchise fees and other franchise related activities as well as a bakery acquired to supply sandwich rolls to certain franchisees. All company owned restaurants were disposed by the end of 1998 by selling or transferring them to new or existing franchisees. The Company has approximately 270 franchised units at March 31, 1999.

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998.

Results of Operations

         The results of operations for the three months ended March 31, 1999 reflect no retail sales as all company owned restaurants were disposed by the end of 1998.

         The Company had a net loss of $640,750 for the three months ended March 31, 1999 compared to a net loss of $1,551,084 for the same period in 1998. The decrease in the net loss is primarily from the result of a one time charge of $718,272 incurred during the three months ended March 31, 1998 due to a penalty feature imposed on the Company's Series "D" preferred stock issued January 5, 1998 and a decrease of $584,311 in consulting and investor relation expenses incurred in connection with the Company's business expansion activities in 1998. These items were reflected in a loss per share of $0.03 for the three months ended March 31, 1999 compared to a loss per share of $0.11 for the same period in 1998.

         Total revenues decreased $604,473 or 38.9% to $950,827 for the three months ended March 31, 1999 compared to $1,555,300 for the same period in 1998. $531,597 of this decrease is the result of the sale of all corporately owned restaurants by the end of 1998. Revenues from bakery sales were $160,079 for the three months ended March 31, 1999 compared to $250,421 for the same period in 1998, a decrease of $90,342. The decrease is attributable to the Company closing its Tampa bakery in 1998 which generated sales of $62,425 prior to its closing. Royalties increased $85,367 or 15.6% to $632,508 for the three months ended March 31, 1999 compared to $547,141 for the same period in 1998. The increase is primarily from a full three month's operations from the Li'l Dino chain in 1999 compared to less than a month's operations in 1998. The increase in royalties from the Li'l Dino chain was approximately $97,000.

         Total expenses decreased $1,554,413 or 50.0% to $1,551,971 for the three months ended March 31, 1999 compared to $3,106,384 for the same period in 1998. The decrease is primarily due to a conversion penalty of $718,272 in 1998 on the Company's Series "D" preferred stock and reduced consulting and investor relation expenses in 1999. Consulting and investor relation expenses decreased $584,311 or 75.9% to $185,738 for the three months ended March 31, 1999 compared to $770,049 for the same period in 1998. The 1998 amount included business expansion expenses in connection with the Company's acquisition activities and capital raising costs on the Company's Series "D" preferred stock. General and administrative expenses decreased $121,140 or 12.4% to $854,642 for the three months ended March 31, 1999 compared to $975,782 for the same period in 1998, primarily from the Company streamlining its corporate operations. Interest expense increased $69,630 or 105.0% to $135,947 for the three months ended March 31, 1999 compared to $66,317 for same period in 1998, primarily due to $76,694 in increased amortization of the Company's deferred loan costs.

Liquidity and Capital Resources

         Net cash used in operating activities was $304,155 for the three months ended March 31, 1999 compared to net cash used in operating activities of $929,202 for the comparable period in 1998. The decrease in cash used in operating activities is primarily attributable to a reduction in accounts payable and accrued expenses of $99,261 for the three months ended March 31, 1999 compared to $975,372 for the same period in 1998. The 1998 reduction was made possible from the issuance of the Company's Series "D" preferred stock which proceeds were used in part to pay off accounts payable and accrued expenses for costs incurred in 1997 in connection with the Company's acquisition and capital raising activities.

         Net cash of $186,846 was provided by financing activities for the three months ended March 31, 1999 compared to net cash provided of $1,407,062 for the comparable period in 1998. The 1999 amount reflects $200,000 raised through the issuance of the Company's Series "E" preferred stock. The 1998 amount was a result of $1,817,490 raised through the successful offering of the Company's Series "D" preferred stock.

         Net cash provided by investing activities was $55,265 for the three months ended March 31, 1999 compared to net cash used in investing activities of $465,726 for the comparable period in 1998. The 1998 amount reflects $116,835 of cash paid in connection with acquisitions and an increase of $321,860 in notes receivable.

         Working capital deficit at March 31, 1999 was $2,750,647 compared with a deficit of $2,157,280 at December 31, 1998, an increase in deficit of $593,367. The increase in deficit is primarily attributable to an additional $497,000 of the Company's long-term debt maturing within a year.

         The Company believes that cash flow from operations and collections from notes receivable will continue to fund its operations as well as generate a portion of the capital necessary to meet the Company's obligations on its long term debt. The Company intends to seek other sources of financing, restructure and/or pay off some of its long term debt. There is no assurance that additional funding will be available, or that if available, it can be obtained on terms favorable to the Company. Failure to obtain such funding could adversely affect the Company's financial condition.

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

                            PART II-OTHER INFORMATION

 Item 1. Legal Proceedings.

        On August 2, 1999, shareholders of Li'l Dino Management Corporation filed a complaint against the Company and some of its officers in Civil Action Number 1:99-CV631 in the United States District Court for the Middle District of North Carolina, Greensboro Division. The Company was served with this complaint on August 5, 1999. This complaint alleges damages of $4.5 million for securities fraud, misappropriation of corporate opportunities and negligent misrepresentation, and seeks treble damages, interest and attorney's fees. The allegations in the complaint relate to the Company's acquisition of substantially all of the assets of Li'l Dino Management.

        The Company believes that the claims made in the complaint are without merit. The Company intends to defend itself vigorously in this matter.

 Item 2. Changes in Securities and Use of Proceeds.

The following table sets forth information with respect to the sale or issuance of unregistered securities by the Company between January 1, 1999 to March 31, 1999:

                                                                                                                  Exempt From
                                                                                                                  1933 Act
Shares       Type of       Value of                                                                               Registration In
Issued       Security      Consideration       To Whom Issued                   Business Purpose                  Reliance of:
2,531,901    Common          511,055      Preferred "D" Shareholders  Conversion of 320 Shares of Preferred "D"   Section 4(2)
  216,618    Common           27,849      Preferred "D" Shareholders  Dividends on Preferred "D"                  Section 4(2)

       20  Preferred "E"     200,000      5 Individual Investors      Cash Investment                             Section 4(2)

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

 Jreck Subs Group, Inc.
-------------------------
      (Registrant)

                                  President  & Duly
09/17/99  Christopher M. Swartz   Authorized Officer   /s/ Christopher M. Swartz
--------  ---------------------   ------------------   -------------------------
 Date           Print Name             Title                  Signature

                                  Chief Financial
                                  Officer & Principal
09/17/99  Michael E. Cronin       Accounting Officer   /s/ Michael E. Cronin
--------  ---------------------   -------------------  -------------------------
 Date        Print Name                Title                  Signature