Form 10QSB
period 1999-06-30
JRECK SUBS GROUP INC
filed 1999-09-17
CIK 1018725

Form 10-QSB

           [As last amended in Release No. 34-38850, July 18, 1997, effective September 2, 1997, 62 F.R. 39755]

                     U.S Securities and Exchange Commission
                             Washington, D.C. 20549

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

                          PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

                             Jreck Subs Group, Inc.
                           Consolidated Balance Sheets
                 June 30, 1999 (Unaudited) and December 31, 1998

                                     ASSETS

                                             June 30, 1999        Dec. 31, 1998
                                            --------------       ---------------
Current Assets:
  Cash & Cash Equivalents                     $    264,744          $   310,578
  Accounts Receivable-Trade, net
   of allowance of $157,000                        356,370              398,755
  Current Portion of Notes Receivable              398,778              398,778
  Marketable Securities                            125,911                    0
  Prepaid Expenses                                 607,381              650,215
                                                ----------            ---------
   Total Current Assets                          1,753,184            1,758,326

Property & Equipment-Net                           791,508              820,722

Other Assets:
  Notes Receivable                                  91,998              159,182
  Excess of Cost Over Fair Value of
   Net Assets Acquired                          10,826,582           11,102,937
  Covenants Not To Compete & Other
   Intangible Assets                               226,957              318,961
  Deferred Loan Costs                              392,768              433,155
  Other                                            108,783              114,571
                                                ----------           ----------

Total Assets                                  $ 14,191,780         $ 14,707,854
                                                ==========           ==========


                       LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:
  Current Portion of Long Term Debt          $   2,500,000       $    2,003,198
  Accounts Payable-Trade                           744,714            1,002,109
  Accrued Expenses                                 645,658              708,759
  Accrued Preferred Dividends                      242,124              201,540
                                               -----------            ---------
  Total Current Liabilities                      4,132,496            3,915,606

Long Term Debt-Related Parties                     363,339              363,339
               Other                               622,613            1,511,642

                                               -----------            ---------
  Total Liabilities                              5,118,448            5,790,587

Redeemable Common Stock                            293,000              593,000
Redeemable Series "F" Preferred Stock,
  no par Value, 250 Shares Authorized,
  197.5 and no Shares Issued and Outstanding
  at June 30, 1999 And December 31, 1998,
  Respectively                                   3,226,288                    0

Stockholders' Equity:
Preferred Stock:
  Series "C" Convertible Preferred Stock, no par
    Value, 120 Shares Authorized, Issued and
    Outstanding                                    120,000              120,000
  Series "D" Convertible Preferred Stock, no par
    Value, 2,500 Shares Authorized, 25 and
    2,350 Issued and Outstanding at June 30, 1999
    and December 31, 1998, Respectively             41,675            3,918,271
  Common Stock, no par value, 50,000,000 Shares
    Authorized, 27,453,437 and 19,503,596 Shares
    Issued and Outstanding, Respectively        28,373,724           26,225,338
  Accumulated Deficit                          (18,793,855)         (17,751,842)
  Less Stock Subscription Receivable            (4,187,500)          (4,187,500)
                                               -----------          -----------
    Total Stockholders' Equity                   5,554,044            8,324,267
                                               -----------          -----------
Total Liabilities & Stockholders' Equity       $14,191,780          $14,707,854
                                               ===========          ===========


The interim financial statements include all adjustments which, in the opinion of management, are necessary in order to make the financial statements not misleading.

                             Jreck Subs Group, Inc.
                       Consolidated Statement of Operations
                           Six Months & Quarters Ended
                       June 30, 1999 and 1998 (Unaudited)



                             Six Months   Six Months       Quarter       Quarter
                                  Ended        Ended         Ended         Ended
                           June 30,1999 June 30,1998  June 30,1999  June 30,1998
                           ------------ ------------  ------------  ------------
Revenues:
Continuing Royalties        $ 1,321,432  $ 1,264,563    $  688,924   $ 717,423
Initial Franchise and
  Transfer Fees                  63,709       69,399        46,250      18,699
Retail Store Sales-net                0      962,859             0     431,261
Bakery Operations Sales-net     357,614      525,112       197,535     274,691
Other                           406,249      452,284       265,468     289,796
                             ----------   ----------    ----------   ---------
  Total Revenue               2,149,004    3,274,217     1,198,177   1,731,870

Cost of Retail Sales            348,287      551,321       185,878     242,773
General and Administrative    1,615,589    2,202,799       760,947   1,239,971
Conversion Penalty on Series
  "D" Preferred Stock                 0      718,272             0           0
Consulting and Investor
  Relations                     412,486    1,081,444       226,748     311,395
Interest                        262,713      179,833       126,766      83,516
Depreciation & Amortization     426,471      508,154       213,236     270,737
                             ----------   ----------    ----------   ---------
  Total Expenses              3,065,546    5,241,823     1,513,575   2,148,392
                             ----------   ----------    ----------   ---------
  Operating Loss               (916,542)  (1,967,606)     (315,398)   (416,522)

Loss on Disposal of Property     39,606       60,350             0      60,350
                             ----------   ----------    ----------   ---------
  Net Loss                     (956,148)  (2,027,956)     (315,398)   (476,872)

Preferred Stock Dividends        85,865      107,800        42,225      53,900
                             ----------   ----------    ----------   ---------
  Net Loss Applicable
     To Common Stock        $(1,042,013) $(2,135,756)   $ (357,623) $ (530,772)
                             ==========   ==========    ==========   =========

Weighted Average Common
   Shares Outstanding        21,529,815   15,218,903    23,535,636  15,963,766
                             ==========   ==========    ==========  ==========

Loss per Share              $     (0.05)    $(  0.14)   $    (0.02)     $(0.03)
                             ==========   ==========    ==========   =========

The interim financial statements include all adjustments which, in the opinion of management, are necessary in order to make the financial statements not misleading.

                             Jreck Subs Group, Inc.
                             Statement of Cash Flows
                           Six Months & Quarters Ended
                       June 30, 1999 and 1998 (Unaduited)

                                     Six Months    Six Months       Quarter       Quarter
                                     Ended June    Ended June    Ended June    Ended June
                                        30,1999       30,1998       30,1999       30,1998
                                     ----------    ----------    ----------    ----------
Operating Activities:
Net Loss                            $  (956,148)  $(2,027,956)   $ (315,398)   $(476,872)
Non-Cash Expenses Included
  in Net Income:
   Depreciation & Amortization          426,469       508,154       213,235      270,737
   Amortization of Prepaid Interest     110,026             0        47,296            0
   Amortization of Prepaid
    Consulting Fees                     352,486             0       216,748            0
   Consulting Fees Paid in Common Stock
    and Options                          16,900       345,230        16,900            0
   Conversion Penalty on Series "D"
    Preferred Stock                           0       718,272             0            0
   Loss on Disposal of Equipment         39,606        60,350             0       60,350
Adjustments to Reconcile Net Loss to
 Cash Provided (Consumed) by
 Operating Activities:
  (Increase) Decrease
    in Accounts Receivable               42,385        72,796        21,240      (18,733)
  (Increase) Decrease
    in Prepaid Expenses                 (30,301)      166,934         6,296        3,612
  Decrease in Marketable Securities      74,089             0        74,089            0
  Increase (Decrease) in Accounts
    Payable & Accruals                 (368,647)     (791,686)     (269,746)     142,202
                                     ----------    ----------     ---------     --------
Cash Consumed by
    Operating Activities               (293,135)     (947,906)       10,660      (18,704)

Financing Activities:
  Proceeds from the Issuance of
   Common Stock                         150,000             0       150,000            0
  Proceeds from the Issuance of
   Preferred Stock                      100,000     1,817,490      (100,000)           0
  Payments on Long Term Debt            (68,377)     (640,350)      (54,863)     (43,154)
  Proceeds of Long Term Debt                  0       200,000             0            0
  Dividends Paid                              0       (13,232)            0            0
                                     ----------    ----------     ----------    --------
Cash Generated (Used) by
  Financing Activities                  181,623     1,363,908        (4,863)     (43,154)

Investing Activities:
  Advances Made on Notes Receivable           0      (402,636)            0      (80,776)
  Payments Collected on
      Notes Receivable                   65,807        32,559        10,413       16,890
  Acquisition of Equipment                    0       (50,859)            0       (8,159)
  Cash Paid/Liabilities Assumed in
   Connection with Acquisitions               0      (116,835)            0            0
  Other                                    (129)            0             0            0
                                      ---------     ---------     ---------     --------
Cash Provided (Expended)
  on Investing Activities                65,678      (537,771)       10,413      (72,045)
                                      ---------     ---------     ---------     --------
Net Increase (Decrease) in Cash         (45,834)     (121,769)       16,210     (133,903)
Cash & Cash Equivalents - Beginning     310,578       427,420       248,534      439,554
                                      ---------     ---------     ---------     --------

Cash & Cash Equivalents - Ending      $ 264,744      $305,651      $264,744     $305,651
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

                             Jreck Subs Group, Inc.
                      Notes to Interim Financial Statements
                                   Form 10-QSB

                                  June 30, 1999

Note 1. The interim financial statements include all adjustments which, in the opinion of management, are necessary in order to make the financial statements not misleading. The unaudited consolidated financial statements and notes are presented as permitted by form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the year ended December 31, 1998. The results of operations for the six-month period ended June 30, 1999 are not necessarily indicative of those to be expected for the entire year.

Note 2. Between January 1999 and June 1999, shareholders holding 450 shares of the Company's Series "D" preferred stock with a value of $750,308 converted their shares into 4,077,008 shares of the Company's common stock. These same Series "D" preferred shareholders also received 376,328 shares of the Company's common stock as payment for accrued dividends of $41,281. For the quarter ended June 30, 1999, shareholders holding 130 shares of the Company's Series "D" preferred stock with a value of $216,756 converted their shares into 1,545,107 shares of the Company's common stock. These same Series "D" preferred shareholders also received 159,710 shares of the Company's common stock as payment for accrued dividends of $13,432.

In June 1999, the Company converted 1,875 of the remaining 1,900 shares of Series "D" preferred stock (with a value of $3,126,288) into 187.5 shares of the Company's redeemable Series "F" preferred stock. Each share of the Company's Series "F" preferred stock are entitled to annual dividends of $1,000 per share. The holders of the Series "F" preferred stock may require the Company to repurchase the Series "F" preferred stock at $12,500 per share anytime between June 1, 2001 and August 1, 2001.

Note 3. In February 1999, the Company completed an offering of Series "E" Convertible Preferred Stock. The aggregate offering of 20 shares at $10,000 per share was $200,000. In June 1999, the Company repurchased 10 shares of "E" preferred stock for $100,000. The remaining 10 shares were converted into the 10 shares of the Company's Redeemable Series "F" preferred stock.

Note 4. In June 1999, the Company issued 775,093 shares of its common stock valued at $364,294 to the former owners of its wholly-owned subsidiary SBK
Franchise Systems, Inc. ("SBK") to eliminate the redemption feature on the balance of the remaining 112,360 shares redeemable common stock with a carrying value of $300,000 and a $300,000 principal reduction in a note due to the former owners of SBK which decreased the principal balance from $500,000 to $200,000. The Company also agreed to further assume $85,000 in liabilities from the former owners of SBK. $149,294 of additional goodwill has been recorded as a result of this transaction.

Note 5. In June 1999, the Company issued 192,308 shares of its common stock for satisfaction of a note of $50,000.

Note 6. In May 1999, the Company sold 500,000 shares of its common stock for $150,000.

Note 7. In June 1999, the Company issued 769,230 shares of its common stock valued at $200,000 for an investment in marketable securities.

Note 8. Between April 1999 and June 1999, the Company issued 1,180,000 shares of its common stock for consulting services to be rendered with a value of $310,600.

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

Overview

The Company derives its revenue from several sources: royalties, franchise fees and other franchise related activities as well as a bakery acquired to supply sandwich rolls to certain franchisees. All company owned restaurants were disposed by the end of 1998 by selling or transferring them to new or existing franchisees. The Company has approximately 270 franchised units at June 30, 1999.

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998.

Results of Operations:

     The results of operations for the three months ended June 30, 1999 reflect no retail sales as all company owned restaurants were disposed by the end of 1998.

         The Company had a net loss of $315,398 for the three months ended June 30, 1999 compared to a net loss of $476,872 for the same period in 1998. The decrease in net loss resulted primarily from the non-recurrence of a loss of $60,350 in 1998 from the sale of one of the Company's corporate restaurants. Although there were no sales from corporate restaurants in 1999, the decrease in revenue was offset by a reduction in general and administrative expenses and consulting and investor relation expenses. These items reflected in a loss per share of $0.02 for the three months ended June 30, 1999 compared to a loss per share of $0.03 for the same period in 1998.

         Total revenues decreased $533,693 or 30.8% to $1,198,177 for the three months ended June 30, 1999 compared to $1,731,870 for the same period in 1998. $431,261 of this decrease is the result of the sale of all corporately owned restaurants by the end of 1998. Revenues from bakery sales were $197,535 for the three months ended June 30, 1999 compared to $274,691 for the same period in 1998, a decrease of $77,156. The decrease in 1999 sales is attributable to the Company closing its Tampa bakery in 1998 which generated sales of $62,425 prior to its closing. Royalties decreased $28,499 or 4.0% to $688,924 for the three months ended June 30, 1999 compared to $717,423 for the same period in 1998.

         Total expenses decreased $634,817 or 29.5% to $1,513,575 for the three months ended June 30, 1999 compared to $2,148,392 for the same period in 1998. The decrease is primarily due to reduced consulting and investor relation expenses in 1999. Consulting and investor relation expenses decreased $84,647 or 27.2% to $226,748 for the three months ended June 30, 1999 compared to $311,395 for the same period in 1998. The 1998 amount included business expansion expenses in connection with the Company's acquisition activities. General and administrative expenses decreased $479,024 or 38.6% to $760,947 for the three months ended June 30, 1999 compared to $1,239,971 for the same period in 1998 due to the Company streamlining its corporate operations. Interest expense increased $43,250 or 51.8% to $126,766 for the three months ended June 30, 1999 compared to $83,516 for the same period in 1998 primarily due to $47,296 in increased amortization of the Company's deferred loan costs.

Liquidity and Capital Resources

         Net cash provided by operating activities was $10,660 for the three months ended June 30, 1999 compared to net cash used in operating activities of $18,704 for the comparable period in 1998.

         Net cash of $4,863 was used in financing activities for the three months ended June 30, 1999 compared to net cash used of $43,154 for the comparable period in 1998. The decrease in cash used in financing activities of $38,291 for 1999 is a result of the sale of 500,000 shares of Company common stock for $150,000 which was offset by $100,000 expended for the redemption of 10 shares of the Company's Series "E" preferred stock.

         Net cash provided by investing activities was $10,413 for the three months ended June 30, 1999 compared to net cash used in investing activities of $72,045 for the comparable period in 1998. The net change of $82,458 for 1999 was a result of $80,776 advanced on notes receivable in 1998 which did not recur in 1999.

         Working capital deficit at June 30, 1999 was $2,379,312 compared to a deficit of $2,750,647 at March 31, 1999, a decrease in deficit of $371,335. The decrease in deficit is primarily attributable to the Company selling 500,000 shares of its common stock for $150,000 and the Company obtaining $200,000 in marketable securities for the issuance of 769,230 shares of its common stock.

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

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998.

Results of Operations:

The results of operations for the six months ended June 30, 1999 reflect no retail sales as all company owned restaurants were disposed by the end of 1998.

         The Company had a net loss of $956,148 for the six months ended June 30, 1999 compared to a net loss of $2,027,956 for the same period in 1998. The decrease in the net loss is primarily from the result of a one time charge of $718,272 incurred during the six months ended June 30, 1998 due to a penalty feature imposed on the Company's Series "D" preferred stock issued January 5, 1998 and a decrease of $668,958 in consulting and investor relation expenses incurred in connection with the Company's business expansion activities in 1998. These items were reflected in a loss per share of $0.05 for the six months ended June 30, 1999 compared to a loss per share of $0.14 for the same period in 1998.

         Total revenues decreased $1,125,213 or 34.4% to $2,149,004 for the six months ended June 30, 1999 compared to $3,274,217 for the same period in 1998. $962,859 of the decrease is the result of the sale of all corporately owned restaurants by the end of 1998. Revenues from bakery sales were $357,614 for the six months ended June 30, 1999 compared to $525,112 for the same period in 1998, a decrease of $167,498. The decrease in sales in 1999 is attributable to the Company closing its Tampa bakery in 1998 which generated sales of $62,425 prior to its closing. Royalties increased $56,869 or 4.5% to $1,321,432 for the six months ended June 30, 1999 compared to $1,264,563 for the same period in 1998.

         Total expenses decreased $2,176,277 or 41.5% to $3,065,546 for the six months ended June 30, 1999 compared to $5,241,823 for the same period in 1998. The decrease is primarily due to a conversion penalty of $718,272 in 1998 on the Company's Series "D" preferred stock and reduced consulting and investor relation expenses in 1999. Consulting and investor relation expenses decreased $668,958 or 61.9% to $412,486 for the six months ended June 30, 1999 compared to $1,081,444 for the same period in 1998. The 1998 amount included business expansion expenses in connection with the Company's acquisition activities and capital raising costs on the Company's Series "D" preferred stock. General and administrative expenses decreased $587,210 or 26.7% to $1,615,589 for the six months ended June 30, 1999 compared to $2,202,799 for the same period in 1998. The primary reason for the decrease is from the Company streamlining its corporate operations. Interest expense increased $82,880 or 46.1% to $262,713 for the six months ended June 30, 1999 compared to $179,833 for the same period in 1998 primarily due to $110,026 in increased amortization of the Company's deferred loan costs.

Liquidity and Capital Resources

         Net cash used in operating activities was $293,135 for the six months ended June 30, 1999 compared to net cash used of $947,906 for the comparable period in 1998. The decrease in cash used in operating activities is primarily attributable to a reduction in accounts payable and accrued expenses of $368,647 for the six months ended June 30, 1999 compared to $791,686 for the same period in 1998. The 1998 reduction was made possible from the issuance of the Company's Series "D" preferred stock which proceeds were used in part to pay off accounts payable and accrued expenses for costs incurred in connection with the Company's acquisition and capital raising activities.

         Net cash of $181,623 was generated by financing activities for the six months ended June 30, 1999 compared to $1,363,908 for the comparable period in 1998. In 1999, $150,000 was raised through the issuance of 500,000 shares of the Company's common stock. In 1998, the Company raised $1,817,490 through the successful offering of the Company's Series "D" preferred stock.

         Net cash of $65,678 was provided by investing activities for the six months ended June 30, 1999 compared to net cash used in investing activities of $537,771 for the comparable period in 1998. The 1998 amount included $116,835 of cash paid in connection with acquisitions and an increase of $402,636 in notes receivable from the sale of the Company's corporately owned restaurants.

         Working capital deficit at June 30, 1999 was $2,379,312 compared with a deficit of $2,157,280 at December 31, 1998, an increase in deficit of $222,032. The increase in deficit is primarily attributable to an additional $497,000 of the Company's long-term debt maturing within a year partially offset by $150,000 raised from the sale of common stock and $200,000 in marketable securities from the sale of 769,230 shares of the Company's common stock.

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

Item 2. Changes in Securities and Use of Proceeds.

        The following table sets forth information with respect to the sale or issuance of unregistered securities by the Company between April 1, 1999 to June 30, 1999:

                                                                                                                  Exempt From
                                                                                                                  1933 Act
Shares       Type of       Value of                                                                               Registration In
Issued       Security      Consideration       To Whom Issued                   Business Purpose                  Reliance of:
1,545,107    Common          216,756      Preferred "D" Shareholders  Conversion of 130 Shares of Preferred "D"   Section 4(2)
  159,710    Common           13,432      Preferred "D" Shareholders  Dividends on Preferred "D"                  Section 4(2)
1,000,000    Common          250,000      Norstarr Advertising, Inc.  Consulting Services                         Section 4(2)
  500,000    Common          150,000      2 Individual Investors      Cash Investment                             Section 4(2)
  775,093    Common          364,294      Interfoods                  Settlement of Debt                          Section 4(2)
  192,308    Common           50,000      Chesterfield/Gomez          Settlement of Debt                          Section 4(2)
   37,500    Common                0      Truax, Longley              Exercise of Stock Options                   Section 4(2)
  130,000    Common           48,100      Gulf Atlantic Publishing    Consulting Services                         Section 4(2)
   20,000    Common            4,400      Barry Seidman               Interest Penalty                            Section 4(2)
  769,230    Common          200,000      Skalko, Tichenor            Investment in Marketable Securities         Section 4(2)
   50,000    Common           12,500      Blaine Quick                Consulting Services                         Section 4(2)

    187.5  Preferred "F"   3,126,288      Preferred "D" Shareholders  Conversion of 1,875 Shares of Preferred "D" Section 4(2)
     10.0  Preferred "F"     100,000      Preferred "E" Shareholders  Conversion of 10 Shares of Preferred "E"    Section 4(2)

        In May 1999, the Company granted 520,000 options to purchase the Company's common stock to employees under the Company's 1998 Incentive Plan. There are 1,500,000 options authorized under the Company's 1998 Incentive Plan. The options were granted at an exercise price of $0.20 per share and expire in February 2002. No options have been exercised under the Company's 1998 Incentive Plan.

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



                                                  Jreck Subs Group, Inc.
                                                  ------------------------------
                                                  (Registrant)


Date: September 17, 1999                          /s/ Christopher M. Swartz
                                                  ------------------------------
                                                  President
                                                  (Duly Authorized Officer)


Date: September 17, 1999                          /s/ Michael F. Cronin
                                                  ------------------------------
                                                  Chief Financial Officer &
                                                  Principal Accounting Officer