Form 10KSB
period 1999-09-30
JRECK SUBS GROUP INC
filed 2000-01-10
CIK 1018725

U.S Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

               [ ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

      [X] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from January 1, 1999 to September 30, 1999

                                     0-23545
                                     -------
                             Commission File Number

                             JRECK Subs Group, Inc.
                             ----------------------
        (Exact name of small business issuer as specified in its charter)

             Colorado                                  84-1317674
             --------                                  ----------
    (State or other jurisdiction of                   (IRS Employer
     incorporation or organization)                Identification Number)


         2101 West State Road 434, Suite 100, Longwood, Florida, 32779
         --------------------------------------------------------------
                    (Address of principal executive offices)

                                 (407) 682-6363
                                 --------------
                 (Issuer's telephone number including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                           Common Stock, No Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

The  Registrant's  revenue  for  the  fiscal  year  ended  September  30,  1999:
$3,296,378.

The aggregate market value of the voting and non-voting common equity held by non-affiliates (computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity) as of December 10, 1999 was $2,994,736 (for purposes of the foregoing calculation only, each of the registrant's officers and directors is deemed to be an affiliate).

There were 28,917,147 shares of the registrant's common stock outstanding as of December 10, 1999.

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

The Company grew through acquisitions in 1997 and 1998 and now consists of JRECK Subs Group, Inc. (JRECK) and its wholly owned subsidiaries as follows:

--------------------------------------------------------------------------------
                                 State of
Corporation Name               Incorporation     Predominant Restaurant Concept
----------------               -------------     ------------------------------
JRECK  Subs, Inc.                 New York      "JRECK Subs","Lox, Stox & Bagel"
Admiral's Fleet, Inc.            Washington     "Mountain Mike's"
Admiral Subs Group, Inc.         Washington     "Seawest Sub Shops"
SBK Franchise Systems, Inc.        Florida      "Sobik's"
Li'l Dino Corporation          North Carolina   "Li'l Dino"
Pastry Product Producers, LLC     New York       Bakery Operations
--------------------------------------------------------------------------------
Recent Acquisition

In March of 1998 the Company acquired Li'l Dino Corporation, a 43 unit sandwich shop franchisor located in North Carolina. The Company paid the purchase price of $2,400,000 by assuming $400,000 in existing bank debt and issuing 735,294 common shares valued at $2.72 per share. The Company also issued 43,290 additional shares valued at $100,000 to two individuals as brokerage fees for their assistance in arranging the transaction.

General Description of Business

The Company is a multiple concept franchisor of submarine sandwich restaurants and sit-down pizza restaurants. Through its concepts, JRECK Subs Group, Inc. offers a menu of high quality, fresh submarine sandwiches, soups and hot and cold side order items, a full range of gourmet pizza selections and a full line of bagel offerings at selected franchise locations.

Submarine Sandwich Menu and Stores

Through four of its subsidiaries, JRECK offers a lunch and dinner menu of different submarine sandwiches, soups and hot and cold side orders as well as a line of bagels and additional breakfast items. JRECK's submarine shop philosophy is to offer a wider selection of menu items and higher quality ingredients (such as rib eye steak) cooked on the premises. The food preparation area is open to customer view to engage customer interest and to showcase cleanliness and freshness. The food preparation process is designed to deliver a completed food order within 60 seconds. Sandwich menu prices range from $2.50-$5.95. In addition, JRECK offers a selection of soft drinks, deep fried mushrooms, cheese sticks and french fries as well as dessert items such as cookies. Certain restaurant concepts also offer signature rolls baked fresh on the premises.

As of September 30, 1999 there was an aggregate of 137 franchised locations under various submarine sandwich concepts as follows:

               Concept:              Number of Units        Geographic Area
               --------              ---------------        ---------------
   "JRECK Subs","Lox, Stox & Bagel"        45              Upstate New York
   "Sub Shops"                             28              Pacific Northwest
   "Sobik's"                               26               Central Florida
   "Li'l Dino"                             38           Central North Carolina

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

Pizza Menu and Stores

Mountain Mike's provides high quality, fresh (never frozen) pizza made of the finest ingredients available in the industry. Mountain Mike's uses only whole milk mozzarella cheese, natural casing pepperoni and fresh "made in store daily" pizza dough. The dough is never frozen and is always used the day it is made. This gives Mountain Mike's pizza the "Signature Dough" quality for which it is famous. Among Mountain Mike's pizzas are specialties such as the "Classic Pepperoni", the "Robber's Roost" (tangy garlic chicken), or the mountain sized "Mt. Everest", over five pounds of pizza with 8 toppings. Mountain Mike's has been a regional innovator in the pizza industry for over 21 years.

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

Mountain Mike's offers take out and delivery of its complete menu and currently derives approximately 35%-40% of its revenue from such sales.

As of September 30, 1999 there were 72 franchised locations under the pizza concept as follows:

         Concept:          Number of Units        Geographic Area
         --------          ---------------        ---------------
    "Mountain Mike's"            72             Northern California

Franchise Programs

Through the terms of its "Franchise Agreement" the Company authorizes individuals and/or companies to form or establish and operate concept restaurants at approved locations. Under the agreement, the company is obligated to provide certain services both for the opening of, and the ongoing support of, each restaurant. Those services generally include:- review and approval of restaurant location

                    -review and approval of plans and layout design

                    -identification of sources of supply of food purveyors and other suppliers -provide an operations manual with respect to service guidelines and restaurant management techniques

                    -provide initial and ongoing training in acceptable methods of operations, food preparation techniques, management controls, accounting functions, legal framework of restaurant operations, human resources, promotional programs and public relations

                    -provide ongoing support with respect to maintaining quality products and insuring such products are offered at competitive prices -perform ongoing consistency and quality inspections of restaurants in order to maintain uniform acceptable standards

As of September 30, 1999 the Company had a combined 209 submarine sandwich and pizza restaurants, all of which are franchised.

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

Initial franchise fees are considered to be within industry norms and currently range from $10,000-$12,500 for new locations in the sandwich segment and are $20,000 in the pizza segment. Initial franchise fees are due upon the execution of the Franchise Agreement. Ongoing royalties are also considered to be within industry norms ranging from 4%-7% of sales. In addition to ongoing royalties, all franchisees are required to contribute 2%-4% of sales to a concept based pooled marketing fund. The following table sets forth and summarizes certain information about the Company's Concepts and current franchise agreements:

----------------------------------------------------------------------------------------------------------------------------
                                         No. of                     Avg. Royalty    Royalty
                                       Franchised                     Rate on       Rate on                    Currently
                                        Units at      Avg. Yrs.       Existing      Current      Price of       Selling
                                        Sept 30,      Remaining      Franchise     Franchise        New           New
               Concept                    1999       On Contract     Agreements    Agreement     Franchise     Franchises
----------------------------------------------------------------------------------------------------------------------------
"JRECK Subs","Lox, Stox & Bagel"           45            8.2            4.3%          5.0%       $ 10,000         Yes
"Sub Shops"(1)                             28            5.5            5.0%          5.0%         10,000         Yes
"Sobik's"                                  26            5.8            4.6%          5.0%         12,500         Yes
"Li'l Dino"                                38           15.0            5.9%          7.0%         12,500         Yes
"Mountain Mike's"                          72            9.0            4.6%          5.0%         20,000         Yes
----------------------------------------------------------------------------------------------------------------------------

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

As of September 30, 1999, the Company had an aggregate of twelve agreements with area developers under the Mountain Mike's and Li'l Dino's concepts covering areas of California and North Carolina, respectively.

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

In October, 1997 the Company completed its acquisition of Pastry Product Producers, LLC (PPPI). PPPI is a bakery in Watertown, NY, and consists of a plant, offices and equipment. PPPI produces the JRECK signature roll that is supplied fresh (never frozen) to JRECK franchisees in upstate NY. PPPI produces other baked goods such as bagels and cookies, however the rolls supplied to JRECK franchisees account for 99% of sales. In 1997, JRECK franchisees committed to purchase their sub rolls exclusively from PPPI over a 10 year period.

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

While the Company believes it is in compliance with all applicable federal, state and local laws and regulations, there can be no assurance that it will continue to meet the requirements of such laws and regulations. Such a default could result in a withdrawal of approval to market franchises in one or more jurisdictions. Any such loss of approval may have a material adverse effect upon the Company's ability to successfully market its franchises. Violations of federal and state franchising laws and/or regulations regulating substantive aspects of the Company's business activity could subject the Company and its affiliates to rescission offers, monetary damages, penalties or injunctive proceedings. In addition, under court decisions in certain states, absolute and vicarious liability may be imposed upon franchisors based upon the facts and circumstances of the claim. Current expected changes in federal and individual state laws and regulations concerning the sale, termination and non-renewal of franchises are not expected to have a material impact on the Company's operation. There can be no assurance that existing or future franchise regulations will not have an adverse effect on the Company's ability maintain and expand its franchise program.

Competition

The Company competes in the fast food sandwich and pizza segments of the restaurant industry. As a franchisor of fast food sandwich and dine in-pizza restaurants, the company competes on two fronts. First it must attract successful franchisees; and, second, it must assist its franchisees in attracting customers in each of those two niches of the restaurant industry. The Company and its franchisees compete with an increasing number of national chains of quick service outlets, several of which have dominant market positions, and possess substantially greater financial resources and longer operating histories than the Company.

The segments of the restaurant industry that the Company and its franchisees compete in are highly competitive with respect to price, service, outlet location, and food quality and are often affected by changes in consumer taste, local and national economic conditions, population trends and local traffic patterns.

The three most prolific submarine sandwich chains the Company and its franchisees compete with are Subway, Blimpie and Quiznos. Subway currently has approximately 14,000 units while Blimpie and Quiznos each have about 2,000 and 500 units respectively. The Company's franchisees operate 200 units. Both Subway and Blimpie offer a low cost product in a fast food style environment while Quiznos is positioned between the traditional fast food style of Subway and Blimpie and full service dining. Through its regional concepts, the Company offers a comfortable, fast food style, family atmosphere in which to dine on higher quality food products.

A number of companies have adopted "value pricing" strategies in response to flattening growth rates and/or declines in average sale per restaurant. Such strategies could draw customers away from companies that do not engage in "value pricing", or discount pricing, and could also negatively impact the operating margins by attempting to match competition pricing points.

In addition to competing with these chains as restaurants, the Company also competes with these and other fast food chains for qualified franchisees. Many franchisors, including but not limited to, those in the restaurant industry, have greater market recognition and financial resources than the Company. The Company believes its well established regional concepts offer prospective franchisees the balance of a moderately priced alternative with which to enter the fast food restaurant industry and the pride of ownership in a well established and recognized name.

Trademarks

The Company, through its affiliates, currently owns the following trademarks or service marks, each of which is registered and listed on the Principal Register of the United States Patent and Trademark Office:

                                                                                          Registration
                                                                                           Number or        Registration
                                                                                          Application        or Renewal
      Trademark                                       Type                                   Number              Date
      ---------                                       ----                                   ------              ----
 "JRECK Subs"                                     Service Mark                             1,022,898       Oct 14, 1975
 "Admiral J"                                      Service Mark                             2,237,548       Feb 27, 1999
 "Original Deli Taste Without Deli Cost"          Service Mark                             1,675,510       Feb 11, 1992
 "Full Boat"                                      Service Mark                             1,761,574       March 30, 1999
 "Destroyer"                                      Service Mark                             1,761,573       March 30, 1999
 "Enough for two or just for you"                 Service Mark                             1,764,733       April 13, 1999
 "Seawest Sub Shops"                              Name, Service Mark & Design              1,703,894       July 28, 1992
 "Substantially More"                             Service Mark                             1,772,028       May 18, 1999
 "Sub Shop"                                       Name, Service Mark & Design              1,862,112       Nov  8, 1994
                                                                                           020443 (Wash)   March 29, 1991
                                                                                           407629 (Canada) Feb 5, 1993

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

Employees

As of September 30, 1999 the Company had approximately 35 full time employees consisting of 15 administrative employees and 20 employed in the Watertown bakery.

Item 2. Description of Property

The Company owns its bakery plant in Watertown, NY. The land and building that comprise that facility include 2,064 square feet of office space and 8,651 square feet of bakery facilities. The remainder of the Company's office space is leased at terms varying from month to month or monthly expiring on various dates up to June 30, 2002.

A summary of all real estate locations owned or leased by the Company at September 30, 1999 is as follows:

                                                                         If Owned:   If Owned:  If Leased:  If Leased:
                                                       Owned              Current     Current      Base        Lease
                                                         or     Square   Book Value  Mortgage     Monthly   Expiration
Address of Property                           Type     Leased   Footage               Balance      Rent        Date
========================================================================================================================
24685 NYS Rte 37                             Office    Owned       2,064 $ 354,661   $ 120,369
Watertown, NY 13601                          Bakery                8,561

2101 W. State Road 434 Suite 100             Office    Leased      3,064                           $  5,359  12/31/00
Longwood, FL 32779

4212 Freeway Blvd. Suite 6                   Office    Leased      1,830                              1,309  10/31/00
Sacramento, CA 95834

4858 Mercury St. Suite 109                   Office    Leased        450                                672  Mo.- Mo.
San Diego, CA  92111

5601 Roanne Way Suite 100                    Office    Leased        864                                825  06/30//02
Greensboro, NC 27409
                                                                  ------ ---------   ---------     --------
           TOTALS                                                 16,833 $ 354,661   $ 120,369     $  8,165
                                                                  ====== =========   =========     ========

The Company believes it has obtained, and currently carries, adequate liability insurance on all the properties it owns or leases.

Item 3. Legal Proceedings

On August 2, 1999, the shareholders of Li'l Dino Management Corporation filed a complaint against the Company and two of its officers in Civil Action Number 1:99:CV631 in the United States District Court for the Middle District of North Carolina, Greensboro Division. The Company was served with this complaint on August 5, 1999. This complaint alleges damages of $4.5 million for securities fraud, misappropriation of corporate opportunities and negligent misrepresentation and seeks treble damages, interest and attorney's fees. The allegations in the complaint relate to the Company's acquisition of substantially all the assets of Li'l Dino Management Corporation.

The Company believes the claims made in the complaint are without merit and intends to defend itself vigorously in this matter.

The Company may be involved in various other lawsuits and litigation, from time to time, as a result of its day to day operations. Management does not believe that any of these other threatened or pending lawsuits or litigation will have an adverse effect on the Company's financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its annual shareholder meeting on October 23, 1998 in Orlando, Florida. Two matters were submitted to a vote of the common shareholders of record on September 1, 1998. One was the election of Directors Christopher M. Swartz, Bradley L. Gordon, Eric T. Swartz, Kelly A. Swartz and Jeremiah J. Haley. The second matter was for approval of the Employee Stock Option Incentive Plan. The Stock Option Plan (as included in the Company's Proxy statement and filed with the Securities and Exchange Commission and incorporated by reference herein) was approved by the shareholders and all the directors were elected by the following vote tabulation:

-----------------------------------------------------------------------------
                          Votes        Votes
                          Cast          Cast          Votes        Broker
Director                   For        Against        Withheld     Non-Votes
-----------------------------------------------------------------------------
Christopher M. Swartz   10,558,337   Not Tallied      194,538      5,900,000
Bradley L. Gordon       10,620,925   Not Tallied      131,950      5,900,000
Eric T. Swartz          10,552,737   Not Tallied      200,138      5,900,000
Kelly A. Swartz         10,551,613   Not Tallied      201,262      5,900,000
Jeremiah J. Haley       10,620,925   Not Tallied      131,950      5,900,000
-----------------------------------------------------------------------------
Both Kelly Swartz and Jeremiah Haley have resigned as of December 31, 1998.

                                     PART II

Item 5. Market for Common Equity

The Company's Common Stock is listed on the OTC Bulletin Board under the symbol "JSUB". The prices reported below reflect inter-dealer prices and are without adjustments for retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

                                                      High Bid     Low Bid
                                                      --------     -------
 Fiscal Year Ended December 31, 1997  First Quarter     4 1/8       1 3/4
                                     Second Quarter     8 1/4       3 1/4
                                      Third Quarter     4 1/8         3
                                     Fourth Quarter    3 7/16       2 1/8

 Fiscal Year Ended December 31, 1998  First Quarter     3 1/8      1 13/16
                                     Second Quarter    2 11/16      1 3/4
                                      Third Quarter    1 1/16       9/16
                                     Fourth Quarter      7/8         1/4

Fiscal Year Ended September 30, 1999  First Quarter     17/32       1/16
                                     Second Quarter      5/8         1/8
                                      Third Quarter      3/8        3/16

Stockholders:

As of December 10, 1999 there were approximately 8,200 record holders of the Company's common stock.

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

Recent Sale of Unregistered Securities

On January 5, 1998 the Company concluded its Preferred "D" stock offering. The Company raised $2,500,000 through the offering. Eighteen investors purchased 2,500 shares for $1,000 each. The holders of the Series "D" Preferred Stock have no voting rights and are entitled to cumulative dividends of $80 per share, per year, payable in cash or common stock. Holders of the Series "D" may convert a portion or all of their holdings into common stock based upon a conversion rate formula of 65% of the average five day closing bid price five trading days before conversion. The conversion rate was further adjusted by two five percent penalty increments for the Company's failure to file and make effective a Form SB-2 within certain time parameters. As of June 10, 1999 the Company has issued 5,303,574 common shares as conversion shares under this agreement.

On June 10, 1999, the holders of the Preferred "D" converted their entire holding to the Company's newly created Preferred "F" series. The Series D was canceled and 197.5 shares of the Series F were issued in its place. The holders of Series F are each entitled to receive an annual dividend of $1,000. The dividend is payable quarterly beginning August 1, 1999. The holders may require the Company to repurchase the outstanding shares at a 25% premium over the face value of $10,000 no sooner than June 1, 2000 and no later than August 1, 2000. The Company may also redeem the shares at any time prior to February 1, 2000 at $12,500 per share. In the event of liquidation, dissolution, or winding up of the Corporation, whether voluntary or involuntary, the Series F holders are entitled to receive $13,000 per share.

The following table sets forth information with respect to the sale or issuance of unregistered securities by the Company over the last three fiscal years:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                  Exempt From
                                                                                                                     1933 Act
                                      Value or                                                                    Registration
  Shares    Type of                   Consider-   To Whom                                                               In
  Issued   Security         Date       ation      Issued                       Business Purpose                    Reliance of:
------------------------------------------------------------------------------------------------------------------------------------
  415,095   Common      Jan 20, 1997    220,000 Public Offering            Cash Investment                          Rule 504 Reg D
  230,000   Common      Feb 5, 1997     424,003 Certified Food Service     Acquire Bakery Equipment                 Section 4(2)
   94,650   Common      Feb 28, 1997    336,954 4 Individuals              Consulting Services                      Section 4(2)
   39,118   Common      Apr 1, 1997     114,248 400 Wstrn FF Shhldrs       Investors in Predecessor Company         Section 4(2)
   60,000   Common      May 23, 1997     30,000 Deegan Group               Exercise of Options                      Section 4(2)
  289,500   Common      Jun 19, 1997  1,331,156 Chai Entrp. etal           Acquisition of "Hymies" Bagel Chain      Section 4(2)
  100,000   Common      Jul 8, 1997     200,000 Pref "A" Holders           Conversion to Common Stock               Section 4(2)
  300,000   Common      Jul 10, 1997    225,000 Corp. Relations Group      Exercise of Options                      Section 4(2)
  198,000   Common      Jul 25, 1997    198,000 Public Offering            Cash Investment                          Rule 504 Reg D
   59,710   Common      Jul 30, 1997    227,227 4 Individuals              Consulting & Settlement of Debt          Section 4(2)
   93,794   Common      Aug 15, 1997    340,000 W. & C Richey              Acquisition of "Georgio's" Restaurant    Section 4(2)
                                                                              Chain
  500,000   Common      Sep 3, 1997   1,531,250 Sidney Wertheim etal       Acquisition of "Little King" Restaurant  Section 4(2)
                                                                              Chain
   75.000   Common      Sep 17, 1997    229,286 Olympus Capital            Consulting Services                      Section 4(2)
  495,000   Common      Oct 15, 1997    547,800 20 Individuals             Conversion of Debt to Equity-Cash        Section 4(2)
                                                                              Investment
      120 Preferred "C" Oct 8, 1997     120,000 12 Individuals             Acquisition of "Mtn Mike's" Restaurant   Section 4(2)
                                                                              Chain
  899,967   Common      Oct 8, 1997   2,643,653 QFS Shareholders           Acquisition of "Mtn Mike's" Restaurant   Section 4(2)
                                                                              Chain
  262,500   Common      Oct 27, 1997    658,594 3 Individuals              Acquire 50% Pastry Product Producers,    Section 4(2)
                                                                              LLC
   60,000   Common      Nov 30, 1997    146,400 1 Investor                 Loan Inducement                          Section 4(2)
  500,000   Common      Sep 24, 1997  1,500,000 Bradley Gordon             Issued for Promissory Note-Corp Officer  Section 4(2)
  300,000   Common      Sep 24, 1997    900,000 Richard Silberman          Issued for Promissory Note               Section 4(2)
   61,111   Common      Nov 6, 1997     137,500 3 Individuals              Cash Investment                          Section 4(2)
   25,000   Common      Nov 6, 1997      50,000 1 Individual               Cash Investment                          Section 4(2)
  187,266   Common      Dec 4, 1997     526,686 Interfoods of America LLC  Acquisition of "Sobik's" Restaurant      Section 4(2)
                                                                              Chain
  138,889   Common      Dec 31, 1997    250,000 Nadaff &Youngmann          Cash Investment                          Section 4(2)
  150,003   Common      Mar 26, 1998    309,375 QFS Shareholders           Acquisition of "Mtn Mike's" Restaurant   Section 4(2)
                                                                              Chain
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                  Exempt From
                                                                                                                     1933 Act
                                      Value or                                                                    Registration
  Shares    Type of                   Consider-   To Whom                                                               In
  Issued   Security         Date       ation      Issued                       Business Purpose                    Reliance of:
------------------------------------------------------------------------------------------------------------------------------------
    2,500 Preferred "D" Jan 5, 1998   2,500,000 18 Investors               Cash Investment                          Section 4(2)
   25,000   Common      Feb 5, 1998          25 Mitchell Day               Exercise of Seawest Options              Section 4(2)
   11,550   Common      Feb 9, 1998      30,319 Andrew Caffey              Legal Services                           Section 4(2)
   40,000   Common      Mar 16, 1998     97,500 Allan Richman              Consulting Services                      Section 4(2)
    9,400   Common      Mar 16, 1998     22,913 Francis Jenne              Consulting Services                      Section 4(2)
   52,631   Common      Mar 26, 1998    125,000 Frmr Seawest Shhdrs        Acquisition of "Seawest" Restaurant      Section 4(2)
                                                                             Chain
  112,793   Common      Apr 29, 1998    277,404 Sidney Wertheim etal       Settlement of Debt                       Section 4(2)
  735,294   Common      May 18, 1998  2,000,000 Li'l Dino Shareholders     Acquisition of "Li'l Dino" Restaurant    Section 3(a)(10)
                                                                             Chain
  115,000   Common      May 27, 1998    251,563 Pat Gerrard                Consulting Services                      Section 4(2)
  350,000   Common      Jun 3, 1998     700,000 Preferred "B" Hldrs        Conversion to Common                     Section 4(2)
   43,290   Common      Jun 16, 1998    100,000 R. Berg & S. Wemple        Finder's Fee on Acquisition of           Section 4(2)
                                                                             "Li'l Dino"
  660,000   Common      Jul 6, 1998   1,320,000 Preferred "A" Hldrs        Conversion to Common                     Section 4(2)
    6,857   Common      Jul 21, 1998      9,000 Interfoods of America      Extend Due Date on Puts                  Section 4(2)
  500,000   Common      Jul 31, 1998    687,500 Bradley Gordon             Issued for Promissory Note-Corp Officer  Section 4(2)
  300,000   Common      Jul 31, 1998    412,500 Richard Silberman          Issued for Promissory Note               Section 4(2)
  500,000   Common      Jul 31, 1998    687,500 Michael Cronin             Issued for Promissory Note-Corp Officer  Section 4(2)
   10,000   Common      Aug 5, 1998      13,125 W. & C. Richey             Extend Due Date on Puts                  Section 4(2)
   70,000   Common      Sep 16, 1998     70,000 5 Investors                Loan Inducement                          Section 4(2)
   33,333   Common      Oct 1, 1998      29,166 Mitchell Day               Acquisition of "Food Court" Concept      Section 4(2)
   20,000   Common      Oct 31, 1998     10,000 JG Partners L.P.           Consulting Services                      Section 4(2)
  500,000   Common      Nov 6, 1998     250,000 QFS Shareholders           Acquisition of "Mtn Mike's" Restaurant   Section 4(2)
                                                                             Chain
  615,384   Common      Nov 25, 1998    150,000 Barry Seidman              Conversion of 150 Sh of Preferred "D"    Section 4(2)
   39,727   Common      Nov 25, 1998     25,652 Barry Seidman              Dividends on Preferred "D"               Section 4(2)
   50,000   Common      Dec 4, 1998      21,875 Interfoods of America      Inducement to Extend Loan Due Date       Section 4(2)
  300,000   Common      Dec 14, 1998     75,000 Sidney Wertheim etal       Acquisition of "Little King" Restaurant  Section 4(2)
                                                                              Chain
   75,000   Common      Dec 22, 1998         75 Mitchell Day               Exercise of Seawest Options              Section 4(2)
-----------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                  Exempt From
                                                                                                                     1933 Act
                                      Value or                                                                    Registration
  Shares    Type of                   Consider-   To Whom                                                               In
  Issued   Security         Date       ation      Issued                       Business Purpose                    Reliance of:
------------------------------------------------------------------------------------------------------------------------------------
  491,980   Common      Jan 6, 1999     139,810 Preferred "D" Holders      Conversion of 80 shares of Preferred "D" Section 4(2)
  361,766   Common      Jan 25, 1999     52,546 Preferred "D" Holders      Conversion of 30 shares of Preferred "D" Section 4(2)
1,346,463   Common      Feb 19, 1999    254,731 Preferred "D" Holders      Conversion of 145 shares of Preferred    Section 4(2)
                                                                              "D"
  307,151   Common      Feb 22, 1999     70,308 Preferred "D" Holders      Conversion of 40 shares of Preferred "D" Section 4(2)
  241,159   Common      Mar 5, 1999      44,007 Preferred "D" Holders      Conversion of 25 shares of Preferred "D" Section 4(2)
  248,138   Common      Apr 27, 1999     35,320 Preferred "D" Holders      Conversion of 20 shares of Preferred "D" Section 4(2)
1,000,000   Common      May 28, 1999    250,000 Norstarr Services          Consulting Services                      Section 4(2)
1,456,679   Common      May 10, 1999    194,868 Preferred "D" Holders      Conversion of 110 shares of Preferred    Section 4(2)
  500,000   Common      Apr 14, 1999    150,000 Three Investors            Cash Investment                          Section 4(2)
   96,154   Common      May 14, 1999     25,000 Phoenix Capital            Conversion of Debt                       Section 4(2)
   96,154   Common      May 14, 1999     25,000 C.A. Opportunidad          Conversion of Debt                       Section 4(2)
  130,000   Common      May 29, 1999     48,100 Gulf Atlantic Publishng    Consulting Services                      Section 4(2)
  769,230   Common      May 14, 1999    174,563 2 Investors                Sale of Stock for cash                   Section 4(2)
   37,500   Common      May 14, 1999          0 P. Truax, R. Longely       Exercise of Options                      Section 4(2)
    197.5 Preferred "F" Jun 10, 1999  2,468,500 19 Investors               Conversion of Preferred "D" to "F"       Section 4(2)
  700,187   Common      Jun 11, 1999    329,088 Interfoods                 Modification of Terms of SBK acquisition Section 4(2)
   20,000   Common      Jun 21, 1999      4,400 Barry Seidman              Penalty on Loan Default                  Section 4(2
   50,000   Common      Jun 24, 1999     12,500 Blaine Quick               Consulting Services                      Section 4(2)
  187,266   Common      Jun 11, 1999    335,206 Interfoods                 Conversion from redeemable to fully      Section 4(2)
                                                                             issued
   66,667   Common      Jun 28, 0999     20,000 Thornbury Associates       Consulting Services                      Section 4(2)
  100,000   Common      Aug 11, 1999     21,880 Preferred "A"  Holders     Preferred "A" conversion price           Section 4(2)
                                                                              adjustment
  750,000   Common      Aug 11, 1999    175,815 7 Individual Investors     Price adjustments on previously issued   Section 4(2)
                                                                              stock
  500,000   Common      Aug 11, 1999    109,400 Tri-Emp Enterprises        Loan Payment                             Section 4(2)
   25,000   Common      Sep 10, 1999      5,000 Robert Weiner              Consulting Services                      Section 4(2)
  195,127   Common      Sep 20, 1999     44,793 Preferred "D" Holders      Conversion of 25 shares of Preferred     Section 4(2)
                                                                              "D"
-------------------------------------------------------------------------------------------------------------------------

Options and Warrants

Since January, 1997 the Company has issued options and warrants to purchase its common stock. The following table describes selected data with respect to unexercised options and warrants at September30, 1999:

---------------------------------------------------------------------------------------------------------------------------
      Date         Expiration                             Number of     Exercise
    of Grant          Date                Name              Shares       Price                Business Purpose
---------------------------------------------------------------------------------------------------------------------------------
Sept 15, 1997    Sept 15, 2000   Corporate Relations Group      100,000       $ 3.93      Advertising and Marketing Services
Dec 17, 1997     Dec 17, 2002    Business Advisors              375,000         1.92      Business Expansion Consulting Services
Dec 17, 1997     Dec 17, 2002    Business Advisors              375,000         2.56      Business Expansion Consulting Services
Dec 17, 1997     Dec 17, 2002    Business Advisors              375,000         3.20      Business Expansion Consulting Services
Dec 17, 1997     Dec 17, 2002    Business Advisors              125,000         0.84      Business Expansion Consulting Services
Dec 29, 1997     Dec 29, 2000    Christopher M. Swartz*       1,000,000         0.29      Employee Compensation
Aug 3, 1998      Aug 3, 2001     Christopher M. Swartz*       1,000,000         0.29      Employee Compensation
Jan 6, 1997      Jan 6, 2000     Tri-Emp Enterprises, Inc.      225,000         0.75      Assignment of Other Rights
May 23, 1997     April 1, 2002   Thomas Larcomb                  60,000         0.50      Loan Inducement
May 23, 1997     April 1, 2002   Richard Deegan                  60,000         0.50      Loan Inducement
Sept 30, 1997    Feb 1, 2001     AB Laffer &Cantoo Assoc.        13,500         3.08      Acquisition of Mtn. Mike's
Sept 30, 1998    Sept 30, 2003   Wall St. Group                 114,285        0.875      Investment Banking Services
Sept 30, 1998    Sept 30, 2003   Dr. Sol Lizerbram              114,285        0.875      Investment Banking Services
Feb 10, 1999     Feb 10, 2002    Employees/nonemployee Director 845,000          .20      Employee Stock Option Plan
                                                           ------------
                                 TOTAL                        4,782,070
---------------------------------------------------------------------------------------------------------------------------------

* Original options at $2.75 and $1.55 were repriced on October 1, 1999 at $0.29 per share.

The weighted average exercise price of these outstanding options is $1.02 and the weighted average life until expiration is 29.9 months. Options representing 350,000 shares expired in 1999 and options representing 37,500 shares were exercised in 1999 while the Company granted additional options on 895,000 shares during the year.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Transition Period Due to Change in Fiscal Year

During 1999, the Company changed its fiscal period from December 31 to September
30. Accordingly, the audited financial statements included in item 7 of this Form 10-KSB reflect operating results and cash flows for a twelve month period and a nine month period ended December 31, 1998 and September 30, 1999, respectively. Management has elected to present this discussion and analysis on a nine month comparative basis with the unaudited results as disclosed on the third quarter Form 10-QSB filed with the S.E.C. on November 15, 1998 and Form 10-QSB/A filed in January 2000. Readers are suggested to supplement a reading of this discussion and analysis with a review of those financial statements as well as review the following comparative table of results of operations and cash flows:

Account Description                            Nine Months Ended     Nine Months Ended
                                                 Sept. 30, 1999        Sept 30, 1998
                                                 --------------        -------------
Total Franchising Revenue                          $ 2,724,534          $ 2,652,781
Franchising Costs                                    1,296,506            1,484,583
                                                   -----------          -----------
Net Franchising Income                               1,428,028            1,168,198

Bakery Sales                                           571,844              736,171
Bakery Cost of Sales and Expenses                      541,014              680,363
                                                   -----------          -----------
Net Bakery Income                                       30,830               55,808

Retail Sales of Company Owned Stores                         0            1,353,366
Cost of sales and Expenses                                   0            1,460,087
                                                   -----------          -----------
Net Income From Company Owned Stores                         0             (106,721)

Net Operating Line Profit                            1,458,858            1,117,285
Other Expenses:
     Business Expansion and Investor Relations         722,541              852,486
     Central Corporate Expenses                      1,177,276            1,257,656
     Interest Expense                                  356,192              248,830
     Write Off of Uncollectible Accounts               254,507                    0
     Amortization and Depreciation                     670,442              865,678
     Penalty Charge on Preferred "D"                         0              718,272
     Other                                              45,999              (46,522)
                                                   -----------          -----------
       Net Loss                                    $(1,768,099)         $(2,779,115)
                                                   ===========          ===========

Net Loss Per Share                                 $     (0.08)          $    (0.17)
Weighted Average Shares Outstanding                 22,796,417           16,378,836

Cash Consumed by Operating activities              $  (429,270)         $(1,256,394)
Cash Provided by Financing Activities                  103,137            1,613,908
Cash Consumed by Investing Activities                  136,847             (531,748)
                                                   -----------          -----------
  Net Change in Cash                               $  (189,286)         $  (174,234)
                                                   ===========          ===========

Forward Looking Statements

The following discussion contains certain forward looking statements subject to the safe harbor created by the "Private Securities Litigation Reform Act of 1995". These statements use such words as "may," "will," "expect," "believe," " plan," "anticipate" and other similar terminology. These statements reflect management's current expectations and involve a number of risks and uncertainties. Actual results could differ materially due to changes in global and local business and economic conditions; the potential effect on business from year 2000 issues; legislation and government regulation; competition; success of operating initiatives including advertising and promotional efforts; changes in food, labor and other operating costs; availability and cost of land and construction; adoption of new or changes in accounting policies and practices; changes in consumer preferences, spending patterns and demographic trends and changes in the political or economic climate.

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

Franchise Fees

Franchise Fees are payments received by the Company from franchisees and are recognized as revenue in the period in which the store opens. The franchise fee for a franchisee's initial store is currently $10,000-$12,500 for submarine sandwich restaurants and $20,000 for pizza restaurants. Expenses associated with the sale of franchises also include area developer fees and are included in franchise servicing costs. Generally, area developers are paid one half of the franchise fees received or collected in their territory.

Area Developer Fees

The Company charges area developers a non refundable fee for the exclusive right to develop and market a defined territory for a specified period of time. Typically, a portion of the developer fee is paid in cash and the balance is paid with a promissory note (see Item 1. Business-Franchising-Area Developers). When the Company has fulfilled substantially all of its contractual obligations such as training, providing manuals, and reasonable efforts to obtain and retain trademark registrations, the Company recognizes, as revenue, the cash portion of the fee and the value of the promissory note. Certain performance obligations are ongoing. On these the income has been deferred to future periods in which the services will be substantially performed.

Restaurant Sales

Restaurant sales are reported from Company owned stores. These sales are expected to decline as the Company completes its strategic shift to become strictly a franchisor. The Company owned 11 stores at the end of 1997 and had completely divested itself of all such stores by the end of 1998 by selling or transferring them to new or existing franchisees. From time to time the Company will take over the operations of a store from a franchisee before the contract term has expired. Management's intent is to resell these stores to prospective franchisees as soon as practicable. Management does not believe that the operating costs of its Company owned stores are indicative of costs for franchised stores on a systemwide basis. As such, store sales are not considered to be a primary source of income. Store sales are expected to vary widely from year to year and reflect the uncertainty of when, where and how long a store may be operated by the Company before being returned to the franchising system.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

Revenue: Total Revenue decreased $1,445,940 in 1999 over 1998 from $4,742,318 to $3,296,378.

Royalties increased $49,835, or about 2.5%, from $1,996,445 in 1998 to $2,046,280 in 1999. An increase of $84,857 was the result of the acquisition of the Li'l Dino chain in March of 1998 and reporting only six months of revenues in 1998 compared to a full nine months of operations in 1999. This increase was offset by overall lower royalty revenues in the other concepts of $35,022.

Franchise fees decreased $48,750 from $127,000 in 1998 to $78,250 in 1999. $47,500 of the decrease was recognized through the Mt. Mikes pizza chain and was the result of scheduled openings being pushed into the next reporting period. The Company began 1999 with 273 franchised restaurants. During the current nine month period the Company added an additional 6 new stores and closed or terminated franchise agreements on 42 stores. These closings were the result of voluntary terminations due to competitive conditions in the Company's market segment and to the cancellation or rescission of franchise agreements of certain franchisees that were not fulfilling their contract obligations. The company ended the year with 209 franchised units after the sale of 28 Little King restaurants, or a pro-forma decrease of 13.2%. The six new stores were primarily opened by existing franchisees. This reflects the Company's policy of growth through existing franchisees with the belief that this will contribute to a high rate of new store successes.

Developer fees were $24,896 in 1998 compared to none in 1999. This was due to the recognition of the deferred performance amounts on existing contracts. The Company has not sold development rights in any territories in 1999 or 1998. The Company anticipates that developer fees received in the future will primarily be the result of re-marketing existing agreements.

Retail restaurant sales in Company owned stores decreased from $1,353,366 in 1998 to $0 in 1999. The decrease was the result of operating 10-11 stores in the Little King chain for most of 1998. All Company owned stores were sold in 1998 and no new stores were acquired or operated by the Company in 1999. Comparative average store sales volume for these stores remained substantially unchanged from the previous year. The Company also discontinued its Hymie's retail bagel sales efforts in Tampa in early 1998.

Bakery sales for the bakery owned and operated in 1999 remained about the same as 1998's sales at $566,329 and $571,844, respectively. The Company also closed the Tampa bakery in 1998. This operation generated $159,843 in '98 sales before it was closed.

Costs and Expenses

The Company segregates its operating expenses into six general categories as follows:

             Ongoing Franchise Servicing
             Retail Company Owned Store Cost of Sales and Expenses Bakery Cost of Sales and Expenses
             Central Corporate Operating Expenses
             Non-Cash
             Other

Franchise servicing costs, including ongoing area developer fees, decreased $188,077 to $1,296,506 in 1999. The addition of L'il Dino operations in late March of 1998 accounted for an increase in current period expenses of $49,125 over 1998 while all the other chains, combined, experienced a decrease of $237,202. These reductions are the result of management's ongoing efforts to assimilate and combine functions previously performed at each division level. Many of the purchasing, administrative, accounting and regulatory tasks previously performed by the divisional employees are now being handled at the corporate level. The effect of this was to reduce the staff necessary to perform these functions at the divisional level. The Company continues to focus its efforts on franchise royalty management with the result that the operating profit from this activity increased $259,830 from 1998 to 1999 or from $1,168,198 in '98 to $1,428,028 in 1999.

Retail cost of sales and operating expenses from company owned stores was eliminated in 1999 as the Company neither owned or operated any stores during that period.

Bakery cost of sales and expenses decreased $139,349 in 1999 from 1998's level of $680,363. The decrease is primarily due the closing of the Tampa bakery in 1998 which amounted to a $127,393 cost elimination.

The following graph illustrates the net cash flow derived from the Company's three main operating activities:


                                 [GRAPH OMITTED]



Central corporate operating expenses generally include: officers and office support staff payroll and payroll costs; legal, audit and other professional fees; office occupancy costs and other general administrative costs. These administrative costs decreased 6.4% in 1999 to $1,177,276 from $1,257,656 in '98. This decrease was the result of non-recurring charges of $160,843 in 1998 for additional legal and accounting fees in connection with the audit of its 1997 financial statements and the filing of its S.E.C. registration statements on forms 10-SB and SB-2.

Routine or recurring non-cash charges such as depreciation, amortization (of goodwill and non-compete covenants), write off of uncollectable receivables, and the amortization of certain prepaid expenses (interest and consulting) over their contractual terms was $1,544,695 in 1999 compared to $865,678 in 1998. The increase of $679,017 in '99 was principally the result of an increase of $254,507 in bad debts expense due to write downs of certain notes receivable; increased amortization of $185,715 in prepaid consulting agreements; and an increase of $117,088 in goodwill and non compete covenant amortization.

Non-routine or non-recurring non-cash charges such as stock and options issued for services, asset valuation charges, losses on the sale of assets, deferred taxes and a preferred stock conversion penalty totaled $337,797 in 1999 and was $786,055 less than the $1,123,852 aggregate charge for those items in 1998. The net decrease was due to a combined mix of several factors. A portion of the decrease was due to a $105,635 reduction in stock and stock options issued for services while the balance of the decrease was the elimination of a one time charge of $718,272 due to a penalty feature imposed on the Company by the preferred "D" class of stock issued January 5, 1998.

Total non cash expenses decreased $107,038 in 1999 to $1,882,492 from 1998's level of $1,989,530.

Interest expense of $356,192 and $248,830 for 1999 and 1998 respectively, increase by $107,362 over 1998. The increase in interest expense reflects a full nine months of interest charges in 1999 of the $400,000 note assumed in late March upon the acquisition of Li'l Dino and new borrowings of $300,000 in August of 1998.

Liquidity and Capital Resources

Net cash used in operating activities was $429,270 in 1999. Accounts payable and accrued liabilities decreased $561,174. Net cash of $136,847 was generated by investing activities, primarily through $149,370 generated by the sale of assets. Net cash of $103,137 was generated by financing activities. This was primarily the result of $250,000 in additional capital raised through the sale of the Company's common stock and Series F preferred stock. Debt payments of $90,546 and dividend payments of $56,317 on the preferred stock offset cash generated by financing activities.

Net cash used in operating activities was $1,256,394 in 1998. Accounts payable and accrued liabilities decreased $760,506. Net cash of $531,748 was used in investing activities. The substantial portion being $402,636 paid out in connection with notes receivable. Net cash of $1,613,908 was generated by financing activities. This was primarily the result of $1,817,490 raised through the successful offering of the Company's preferred stock. New borrowings of $550,000 matched against debt payments of $740,350 also contributed to an application of $190,350 to the net change in cash generated by financing activities.

At September 30, 1999 the Company had $5,084,235 in debt and redeemable preferred stock outstanding. No new debt was incurred during the period. The Company did, however, convert all holders of the preferred D stock to preferred F stock. The preferred F carries a mandatory redemption feature in 2001 and is therefore carried as a $2,468,750 liability.

During 1998, the Company borrowed $550,000 to finance its operations and assumed $400,000 in connection with its acquisition of L'il Dino.

The Company believes that cash flow from operations and collections from notes receivable will continue to fund its operations as well as generate most of the capital necessary to meet the Company's obligations of $1,606,041 in current portion of its long term debt. The Company intends to seek other sources of financing, restructure and/or pay off all its current obligations in 2000. Of the total amount of $1,606,041 due in 1999, the Company has taken steps to restructure, or eliminate approximately $1,200,000. The Company's capital requirements are anticipated to be funded through current operations supplemented by additional debt or equity financing, as expansion plans require. There is no assurance that additional funding will be available, or if available, it can be obtained on terms favorable to the company. Failure to obtain such funding could adversely affect the Company's financial condition.

Working capital at September 30, 1999 was a deficit of $1,879,446 compared with a deficit of $2,157,280 on December 31, 1998 a decrease of $277,834. The decrease in deficit is reflected in a $397,157 reduction in the current portion of long term debt and a $661,434 reduction in accounts payable and accrued expenses which were offset by a $189,286 reduction in cash.

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

The Company utilizes personal computers (PC's) at all its employee workstations, some of which are connected to a network while others are stand-alone units. These personal computers all utilize Microsoft Windows or Microsoft Windows NT as their operating system. The Company believes that the Windows version found on all its computers is Year 2000 compliant. Additionally, the Company recently acquired and updated software to operate all its accounting functions. The Company believes this new software, the system in which it runs and its computer hardware to be Year 2000 compliant. Management anticipates that all accounting functions will be performed using Year 2000 compliant. The costs of acquiring and implementing the software are expected to be minimal. Management believes that any additional expenditures required to implement this software will be funded from the cash flow generated by operations.

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

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

(a) Effective October 26, 1999 the Company appointed Pender, Newkirk and Company as independent accountants for the fiscal year to end on September 30, 1999. The decision to dismiss BDO Seidman, LLP was approved by the audit committee acting pursuant to the authority delegated by the Company's Board of Directors.

BDO Seidman, LLP's reports on the consolidated financial of JRECK Subs Group, Inc. for each of the two most recent fiscal years contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the last two fiscal years and in the subsequent interim period to the date hereof, there were no disagreements between JRECK Subs Group, Inc. and BDO Seidman, LLP on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BDO Seidman, LLP would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

The Company has provided BDO Seidman, prior to the filing of Form 8-K with the Commission, a copy of the disclosures made in Item 4(a) on Form 8K.

(b) Effective October 26, the Company engaged Pender, Newkirk and Company as its new independent accountants to audit the Company's financial statements. During the period that BDO Seidman served as independent auditor, including all interim periods, the Company (or someone on its behalf) never consulted Pender, Newkirk and Company regarding any matter.

                                    PART III

Item 9. Directors, Executive Officers and Control Persons

 The following table sets forth certain information with respect to the executive officers and directors of the Company. Each director holds such position until the next annual meeting of the Company's shareholders and until his successor has been duly qualified and elected. Any of the Company's officers may be removed, with or without cause, by the company's board of directors.

--------------------------------------------------------------------------------
      Name                Age   Director/Date    Office or Position
                                 Elected
--------------------------------------------------------------------------------

Christopher M. Swartz     29   Yes/10/23/98   Chairman, President and Chief
                                              Executive Officer
Bradley L. Gordon         46   Yes/10/23/98   Chief Operating Officer
Eric T. Swartz            33   Yes/10/23/98   Secretary
Michael F. Cronin         43        No        Chief Financial Officer/Treasurer
Gary E. Rowe              45        No        Controller

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

Bradley L. Gordon has been Chief Operating Officer and Director of the Company since September, 1997. From September 1993 up to joining the company in 1997, he was president of Quality Franchise Systems, Inc. (the franchisor of Mountain Mike's Pizza), Quality Franchise Systems, Inc.'s Chief Executive Officer since 1992 and one of its directors since January, 1993. Before joining Quality Franchise Systems, Inc., he held various positions at Pace Membership Warehouse, Inc. in Denver, Co. from 1983 forward as an Executive Vice President-Sales; Senior Vice President-Operations and Vice President-Human Resources.

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

Michael F. Cronin has been Chief Financial Officer of the Company since March 8, 1998 and Treasurer since January 1, 1999. He is a Certified Public Accountant who has managed his own practice, specializing in S.E.C audits and business and tax planning, since February, 1985. He has been licensed in New York State for 17 years. Mr. Cronin is a graduate of St. John Fisher College. From 1979 to 1985 Mr. Cronin was employed as a staff accountant and partner in a regional public accounting firm in Rochester, NY. Mr. Cronin served in the United States Marine Corps for three years and was honorably discharged in 1976.

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

Item 10. Executive Compensation

The following table sets forth the cash compensation of the Company's executive officers and directors during each of the last three fiscal years. The remuneration described in the table does not include the cost to the company of benefits such as health insurance premiums, and other benefits, furnished to the named executive officers, that are extended in connection with the ordinary conduct of the Company's business. The value of such benefits cannot be precisely determined, however no executive officer named below received any such benefits in excess of the lesser of $25,000 or 10% of such officer's cash compensation.

                                          Summary Compensation Table
-----------------------------------------------------------------------------------------------------------------------
                           Annual Compensation                                       Long Term Compensation
-----------------------------------------------------------------------------------------------------------------------
   Name & Principal                                        Other Annual    Awards      Awards    Payouts    All Other
       Position            Year       Salary      Bonus    Compensation  ----------------------------------------------
                                                                         Restricted   Options      LTIP
                                                                         Stock in $   SARS (#)  Payouts
                                                                                                   ($)
-----------------------------------------------------------------------------------------------------------------------
                          1999(C)     $ 96,154     $ 0          $ 0          $ 0        0(d)       $ 0         $ 0
                        -----------------------------------------------------------------------------------------------
 Christopher M. Swartz     1998      $ 175,000     $ 0          $ 0          $ 0     1,000,000     $ 0         $ 0
    President & CEO     -----------------------------------------------------------------------------------------------
                           1997      $ 115,393     $ 0          $ 0          $ 0     1,000,000     $ 0         $ 0
-----------------------------------------------------------------------------------------------------------------------
                          1999(C)     $ 39,000     $ 0          $ 0          $ 0         0         $ 0         $ 0
                        -----------------------------------------------------------------------------------------------
     Gary E. Rowe          1998        $51,000     $ 0          $ 0          $ 0         0         $ 0         $ 0
      Controller        -----------------------------------------------------------------------------------------------
                           1997        $52,600     $ 0          $ 0          $ 0         0         $ 0         $ 0
-----------------------------------------------------------------------------------------------------------------------
                          1999(C)    $ 102,500     $ 0          $ 0          $ 0         0         $ 0         $ 0
                        -----------------------------------------------------------------------------------------------
   Bradley L. Gordon       1998      $ 150,000     $ 0      $ 60,000(b)      $ 0         0         $ 0         $ 0
Chief Operating Officer -----------------------------------------------------------------------------------------------
                           1997(a)    $ 37,500     $ 0          $ 0          $ 0         0         $ 0         $ 0
-----------------------------------------------------------------------------------------------------------------------
                          1999(C)     $ 84,615     $ 0          $ 0          $ 0         0         $ 0         $ 0
                        -----------------------------------------------------------------------------------------------
   Michael F. Cronin       1998       $ 93,750     $ 0          $ 0          $ 0         0         $ 0         $ 0
Chief Financial Officer -----------------------------------------------------------------------------------------------
                           1997            $ 0     $ 0          $ 0          $ 0         0         $ 0         $ 0
-----------------------------------------------------------------------------------------------------------------------

(a) Does not include compensation earned at Mountain Mike's prior to acquisition by the company in Oct., 1997.

(b) Relocation expense reimbursement.

(c) Due to a change in fiscal years, 1999 compensation covers only a nine month period.

(d) Options on 2,000,000 shares granted to Mr. Swartz in 1997 and 1998 were modified and regranted in 1999.

Employment Contracts:

Only Mr. Gordon and Mr. Cronin have employment contracts with the Company. The following table summarizes the significant terms of these agreements:

-----------------------------------------------------------------------------------------------------------------
                                                                                        Termination
                                                                                           Clause
                                                                            Initial        Salary     Change in
                                               Commencement                  Annual     Continuation   Control
      Name                   Position               Date           Term   Compensation     Period    Arrangement
-----------------------------------------------------------------------------------------------------------------
Bradley L. Gordon        Chief Operating          Sept 22, 1997   3 Years   $ 150,000    12 Months        No
Michael F. Cronin        Officer/Director         July 31, 1998   3 Years   $ 125,000    12 Months        No
                     Chief Financial Officer
-----------------------------------------------------------------------------------------------------------------

Options and Rights Granted to Purchase Common Stock:

The following table summarizes options and rights to purchase common stock that were granted or issued to executive officers and directors over each of the last two fiscal years:

---------------------------------------------------------------------------------------------------------------------------
                                         Number                                                   Percent of
                                           of     Number of                                          Total     Promissory
                                         Options  Shares of     Date of                 Exercise    Options      Note
                                         Granted   Common       Grant                   Price of  Granted to   Payable to
                                          (in       Stock        or         Expiration  Purchase   Employees     the
        Name              Position       Shares)  Purchased    Purchase        Date     Price     During Year  Company(1)
---------------------------------------------------------------------------------------------------------------------------
Christopher M. Swartz    President &    1,000,000            Aug 29, 1999  Dec 29, 2000  $ 0.29
                        CEO/Director    1,000,000            Aug 29, 1999  Aug 3, 2001   $ 0.29    1999-95%

  Bradley L. Gordon    Chief Operating               500,000 Sept 22, 1997     Not       $ 3.00                 $1,500,000
                      Officer/Director               500,000 July 30, 1998  Applicable   $ 1.38                  $ 687,500

  Michael F. Cronin    Chief Financial               500,000 July 30, 1998     Not       $ 1.38                  $ 687,500
                           Officer                                          Applicable
---------------------------------------------------------------------------------------------------------------------------

(1) Mr. Gordon and Mr. Cronin each purchased common shares of the Company and paid for such purchases by a promissory note(s). The notes call for annual interest at 9.5% with principal and interest due three years from purchase date. Both Mr. Gordon and Mr. Cronin have the right to require the Company to repurchase their shares as consideration for the cancellation of the note. All accrued interest under these notes through September 30, 1999 has been waived by the Board of Directors..

The following table sets forth information regarding the value of Options and Stock Appreciation Rights granted to officers of the Company during 1999:

----------------------------------------------------------------------------------------------------------------------------
                                                       Number of Securities Underlying         Value of In-The-Money
                                                        Unexercised Options and SAR's            Options and SAR's
                                                            at September 30, 1999              at September 30, 1999
----------------------------------------------------------------------------------------------------------------------------
                   Shares Acquired
Name and Position    on Exercise     Value Realized     Exercisable      Unexercisable     Exercisable      Unexercisable
----------------------------------------------------------------------------------------------------------------------------
  Christopher M.         None             None           2,225,000           None              None             None
      Swartz
 President & CEO

Bradley L. Gordon      500,000            None              None             None              None             None
 Chief Operating
     Officer

Michael F. Cronin      500,000            None              None             None              None             None
 Chief Financial
     Officer
----------------------------------------------------------------------------------------------------------------------------

Other:

The Company does not carry officers & directors liability insurance or disability benefits in excess of statutorially mandated amounts. Directors receive no compensation for their duties.

The Company maintains, and is the beneficiary of, a $3,000,000 key man term life insurance policy and a $1,000,000 whole life insurance policy on Mr. Christopher Swartz.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information relating to the beneficial ownership of the Company's Common Stock by those persons beneficially holding more than 5% of the Company's common stock or held by the company's executive officers and directors, and by all the Company's executive officers and directors as a group as of September 30, 1999. The address of each person is in care of the Company unless noted.

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

--------------------------------------------------------------------------------
                       Name and                     Amount and
                      Address of      Officer        Nature of
    Title of          Beneficial         or         Beneficial        Percent of
     Class              Owner         Director         Owner             Class
--------------------------------------------------------------------------------
  Common Stock  Christopher M. Swartz   Yes       (a) 5,569,300         18.18 %
  Common Stock    Bradley L. Gordon     Yes           1,114,956          3.64 %
  Common Stock    Michael F. Cronin     Yes             500,000          1.63 %
  Common Stock       Eric Swartz        Yes                   0          0.00 %
       All Officers and Directors as a Group          7,184,256         23.46 %

  (a) Includes 3,344,300 shares of the common stock owned by Tri-Emp Enterprises, Inc. Mr. Swartz is President and sole shareholder of Tri-Emp Enterprises, Inc. and as such, is deemed to have beneficial ownership of the shares of the Company owned by Tri-Emp Enterprises, Inc. It also includes 2,000,000 shares subject to options currently exercisable by Mr. Christopher Swartz and 225,000 shares subject to options exercisable by Tri-Emp Enterprises, Inc.

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

The Company issued options to purchase 375,000 shares of Common Stock to Gulf Atlantic Publishing, Inc. on January 6, 1997, exercisable at $0.75 per share. On November 17, 1997 Gulf Atlantic assigned 225,000 of those options to Tri-Emp Enterprises, Inc. in exchange for purchasing 225,000 shares of the Company's common stock directly from Tri-Emp Enterprises, Inc.

In 1997 the Company adjusted the $104,141 carrying value of a note receivable from Mr. H. Thomas Swartz to $0. Mr. Thomas Swartz is the father of Christopher Swartz and Eric Swartz.

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

Mr. Bradley Gordon, the Company's Chief Operating Office and a Director, purchased 500,000 shares of the Company's Common Stock in each of two separate transactions to obtain an aggregate of 1,000,000 shares. One transaction occurred in September, 1997 and the other transaction occurred on July 30, 1998. The Company received a promissory note from Mr. Gordon on each agreement for the full amount of each purchase price of $1,500,000 and $687,500 respectively. The notes each bear interest at 9.5% per annum and are due three years from the date of issuance. Mr. Gordon has the right to require the Company to repurchase the shares as consideration for the cancellation of the underlying promissory note. Mr. Gordon received options to acquire an additional 1,000,000 shares at $0.29 per share on October 15, 1999. These options expire on October 15, 2004. Mr. Gordon has not exercised his rights to acquire any shares under this agreement. All accrued interest under these notes through September 30, 1999 has been waived by the Board of Directors.

Mr. Richard Silberman, a shareholder of the Company, purchased 300,000 shares of the Company's Common Stock in each of two separate transactions to obtain an aggregate of 600,000 shares. One transaction occurred in September, 1997 and the other transaction occurred on July 30, 1998. The Company received a promissory note from Mr. Silberman on each agreement for the full amount of each purchase price of $900,000 and $412,500 respectively. The notes each bear interest at 9.5% per annum and are due three years from the date of issuance. Mr. Silberman has the right to require the Company to repurchase the shares as consideration for the cancellation of the underlying promissory note. Mr. Silberman received options to acquire an additional 600,000 shares at $0.29 per share on October 15, 1999. These options expire on October 15, 2004. Mr. Silberman has not exercised his rights to acquire any shares under this agreement. All accrued interest under these notes through September 30, 1999 has been waived by the Board of Directors.

Mr. Michael F. Cronin, Chief Financial Officer and Treasurer of the Company, purchased 500,000 shares of the Company's Common Stock. The transaction occurred on July 30, 1998. The Company received a promissory note from Mr. Cronin on the agreement for the full amount of the purchase price of $687,500. The note bears interest at 9.5% per annum and is due three years from the date of issuance. Mr. Cronin has the right to require the Company to repurchase the shares as consideration for the cancellation of the underlying promissory note. Mr. Cronin received options to acquire an additional 1,000,000 shares at $0.29 per share on October 15, 1999. These options expire on October 15, 2004. Mr. Cronin has not exercised his rights to acquire any shares under this agreement. All accrued interest under these notes through September 30, 1999 has been waived by the Board of Directors.

Mr. Christopher M. Swartz, Chairman of the Company and its President and Chief Executive Officer, was granted options to purchase 2,000,000 shares of the Company's Common Stock. The options were granted in the amount of

1,000,000 shares each on December 29, 1997 and August 3, 1998. The exercise prices were $2.75 and $1.55, respectively, and expire three years from the date of grant.. These options to acquire were repriced at $0.29 per share on October 1, 1999. Mr. Swartz has not exercised his rights to acquire any shares under these agreements.

On January 5, 1998 the Company concluded its Preferred "D" stock offering. The Company raised $2,500,000 through the offering. Eighteen investors purchased 2,500 shares for $1,000 each. The holders of the Series "D" Preferred Stock have no voting rights and are entitled to cumulative dividends of $80 per share, per year, payable in cash or common stock. Holders of the Series "D" may convert a portion or all of their holdings into common stock based upon a conversion rate formula of 65% of the average five day closing bid price five trading days before conversion. The conversion rate was further adjusted by two five percent penalty increments for the Company's failure to file and make effective a Form SB-2 within certain time parameters. As of June 10, 1999 the Company has issued 5,303,574 common shares as conversion shares under this agreement.

On June 10, 1999, the holders of the Preferred "D" converted their entire holding to the Company's newly created Preferred "F" series. The Series D was canceled and 197.5 shares of the Series F were issued in its place. The holders of Series F are each entitled to receive an annual dividend of $1,000. The dividend is payable quarterly beginning August 1, 1999. The holders may require the Company to repurchase the outstanding shares at a 25% premium over the face value of $10,000 no sooner than June 1, 2000 and no later than August 1, 2000. The Company may also redeem the shares at any time prior to February 1, 2000 at $12,500 per share. In the event of liquidation, dissolution, or winding up of the Corporation, whether voluntary or involuntary, the Series F holders are entitled to receive $13,000 per share. Tri-Emp Enterprises, Inc. received 500,000 shares of the Company's common stock on August 11, 1999 in a partial payment of $109,400 toward an outstanding debt obligation of the Company to Tri-Emp of $343,000.

Item 13. Exhibits and Reports on Form 8-K
Schedule of Exhibits:

----------------------------------------------------------------------------------------------------------------------------
                                                                                         Reserved
                                                                                           for     Incorporated
 Exhibit                                                                                  Future        by         Date of
 Item No.                              Description of Exhibit                              Use     Reference in:    Filing
----------------------------------------------------------------------------------------------------------------------------
2.0         Plans of purchase, sale, reorganization, arrangement, liquidation or succession:

2.1         Repurchase Agreement between Paul Truax and Robin Longley and JRECK Subs,               Form 10-SB    02/17/99
              Inc., a New York corporation and JRECK Subs Group, Inc. a Colorado corporation dated October 28, 1997 (Pastry Products)
2.2         Agreement and Plan of Reorganization and Merger among JRECK Subs Group, Inc.            Form 10-SB    02/17/99
              and Admiral's Fleet, Inc. and Quality Franchise Systems, Inc. Quality
              Agreement)
2.3         Amendment to Quality Agreement                                                          Form 10-SB    02/17/99
2.4         Agreement between JRECK Subs Group, Inc. and CHAI Enterprises, Inc. ("Hymie's")         Form 10-SB    02/17/99
2.5         Agreement and Plan of Reorganization among JRECK Subs Group, Inc., Li'l Dino            Form 10-SB    02/17/99
              Management Corporation and Li'l Dino Corporation dated December 18, 1997
2.6         Purchase agreement among JRECK Subs Group, Inc., Interfoods of America, Inc.            Form 10-SB    02/17/99
              and SBK Franchise Systems, Inc. dated December 4, 1997
2.7         Agreement between JRECK Subs Group, Inc. and Little King, Inc. dated July               Form 10-SB    02/17/99
              23, 1997
2.8         Agreement between JRECK Subs Group, Inc. and Mitchell R. Day and Julie A.               Form 10-SB    02/17/99
              Day to purchase Seawest Sub Shops, Inc.
2.9         Stock Option Grants to acquire Seawest Sub Shops, Inc.                                  Form 10-SB    02/17/99
2.10        Representation and Warranty Agreement among Mitchell R. Day and Julie A. Day            Form 10-SB    02/17/99
              and Admiral Subs of Washington, Inc. dated May 19, 1997.
2.11        Purchase and Sale Agreement  between  Admiral's Fleet,  Inc, JRECK                      Form 10-SB    02/17/99
              Subs Group, Inc., and Richey Enterprises, Inc.
2.12        Repurchase Agreement by Paul Truax and Robin Longley                                    Form 10-SB    02/17/99

----------------------------------------------------------------------------------------------------------------------------
                                                                                         Reserved
                                                                                           for     Incorporated
 Exhibit                                                                                  Future        by         Date of
 Item No.                              Description of Exhibit                              Use     Reference in:    Filing
----------------------------------------------------------------------------------------------------------------------------
3.0         Articles of Incorporation and Bylaws:

3.1         Articles of Incorporation-Circa Media, Inc.                                             Form 10-SB    02/17/99
3.2         Articles of Amendment of Circa Media dated May 2, 1996 and filed May 7, 1996            Form 10-SB    02/17/99
3.3         Articles of Amendment of Jreck Subs, Inc. filed May 7, 1997                             Form 10-SB    02/17/99
3.4         Certificate of Correction to Articles of Amendment filed July 24, 1996                  Form 10-SB    02/17/99
3.5         Articles of Amendment  to Articles of Incorporation regarding Certificate of            Form 10-SB    02/17/99
              Description of JRECK Subs Group, Inc. Series C Preferred Stock dated Sept. 27, 1997
3.6         Articles of Amendment  to Articles of Incorporation regarding Certificate of            Form 10-SB    02/17/99
              Description of JRECK Subs Group, Inc. Series D Preferred Stock dated
              January 5, 1998
3.7         Bylaws of JRECK Subs Group, Inc. dated August 23, 1998                                  Form 10-SB    02/17/99

10.0        Material Contracts:

10.1        Form of Franchise Agreement                                                             Form 10-SB    02/17/99
10.2        Facility Lease agreement between Springs Equity, Ltd. and  JRECK Subs Group,            Form 10-SB    02/17/99
              Inc. dated December 16, 1997
10.3        Quality Franchise Systems, Inc. Area development Agreements:                            Form 10-SB    02/17/99
              (a) MKJ Holdings, Inc.
              (b) Master Franchising and Development Systems, Inc.
              (c) John E. and Ann M. Maddox
              (d) Alex Golshanara
10.4        Promissory Note from Bradley L. Gordon to  JRECK Subs Group, Inc. dated                 Form 10-SB    02/17/99
              September 24, 1997
10.5        Promissory Note from Richard T. Silberman to  JRECK Subs Group, Inc. dated              Form 10-SB    02/17/99
              September 24, 1997
10.6        Promissory Note from Michael F. Cronin to  JRECK Subs Group, Inc. dated July            Form 10-SB    02/17/99
              31, 1998
10.7        Promissory Note from Richard T. Silberman to JRECK Subs Group, Inc. dated               Form 10-SB    02/17/99
              July 31, 1998
10.8        Promissory Note from Bradley L. Gordon to  JRECK Subs Group, Inc. dated July            Form 10-SB    02/17/99
              31, 1998
10.9        Employment Agreement between Bradley L. Gordon and JRECK Subs, Group, Inc.              Form 10-SB    02/17/99
              effective September 24, 1997
10.10       Employment Agreement between Michael F. Cronin and JRECK Subs, Group, Inc.              Form 10-SB    02/17/99
              effective July 31, 1998
10.11       Stock Option Grant between JRECK Subs Group, Inc. and Christopher M. Swartz             Form 10-SB    02/17/99
              dated August 3, 1998
10.12       Stock Option Grant between JRECK Subs Group, Inc. and Christopher M. Swartz             Form 10-SB    02/17/99
              dated December 29, 1997
10.13       Resale agreement of Little King, Inc. back to its previous owners dated                 Form 8-K      10/08/99
              September 29, 1999

16.0        Letter of change in certifying accountants                                              Form 8-K      11/08/99

16.1        Former accountants letter to Commission                                                 Form 10-SB    02/17/99
16.2        Former accountants letter to Commission                                                 Form 8-K      11/08/99

21          Subsidiaries of Registrant                                                              Form 10-SB    02/17/99
----------------------------------------------------------------------------------------------------------------------------

Reports filed on form 8-K:

                                                                   Financial
      Date of Filing               Items Reported                 Statements
      --------------               --------------                 ----------
     October 8, 1999      Rescission of Little King, Inc.             No

     November 8, 1999     Change in Certifying Accountants            No
                                            Change in Fiscal Year



                                   SIGNATURES

In accordance with all the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Jreck Subs Group, Inc.
------------------------
      (Registrant)



                               President & Duly Authorized
                                   Officer Member of
01/05/00   Christopher M. Swartz   Board of Directors  /s/ Christopher M. Swartz
--------   ---------------------  -------------------  -------------------------
  Date          Print Name               Title                   Signature




                                   Chief Financial
                                  Officer & Principal
01/05/00      Michael F. Cronin    Accounting Officer  /s/ Michael F. Cronin
--------   ---------------------  -------------------  -------------------------
  Date          Print Name               Title                   Signature



                                   Chief Operating
                                 Officer & Member of
01/05/00     Bradley L. Gordon    Board of Directors    /s/ Bradley L. Gordon
--------   ---------------------  -------------------  -------------------------
  Date          Print Name               Title                   Signature

                     JRECK Subs Group, Inc. and Subsidiaries

                        Consolidated Financial Statements

                  For the Nine Months Ended September 30, 1999
                      and the Year Ended December 31, 1998

                                    Contents

Independent Auditors' Reports on Consolidated Financial Statements.... F-1 - F-2

Consolidated Financial Statements:

     Consolidated Balance Sheets...................................... F-3 - F-4
     Consolidated Statements of Operations............................       F-5
     Consolidated Statements of Cash Flows............................ F-6 - F-7
     Consolidated Statements of Stockholders' Equity.................. F-8 - F-9
     Consolidated Notes to Financial Statements..................... F-10 - F-46

                          Independent Auditors' Report

Board of Directors and Stockholders
JRECK Subs Group, Inc.
Longwood, Florida

We have audited the accompanying consolidated balance sheet of JRECK Subs Group, Inc. and subsidiaries as of September 30, 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the nine months ended then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JRECK Subs Group, Inc. and subsidiaries as of September 30, 1999, and the results of its operations and its cash flows for the nine months then ended in conformity with generally accepted accounting principles.

Pender Newkirk & Company, CPAs
Tampa, Florida

November 12, 1999

Report of Independent Certified Public Accountants

To the Board of Directors and Stockholders
JRECK Subs Group, Inc.
Longwood, Florida

We have audited the accompanying consolidated balance sheet of JRECK Subs Group, Inc. as of December 31, 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JRECK Subs Group, Inc. at December 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

                                                              BDO Seidman, LLP

Orlando, Florida
April 1, 1999

                                       JRECK Subs Group, Inc. and Subsidiaries
                                            Consolidated Balance Sheets

                                                                             September 30,          December 31,
                                                                                 1999                   1998
---------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
    Cash and cash equivalents, including restricted cash of $35,086
        and $34,315 for 1999 and 1998, respectively                          $      121,292         $      310,578
    Accounts receivable - trade, net of allowance for doubtful accounts of $152,886 and $157,000 for 1999 and 1998,
        respectively                                                                365,618                398,755
    Prepaid expenses                                                                456,883                650,215
    Current portion of notes receivable                                              80,000                398,778
---------------------------------------------------------------------------------------------------------------------
        Total current assets                                                      1,023,793              1,758,326
---------------------------------------------------------------------------------------------------------------------
Property and equipment, net                                                         726,667                820,722
---------------------------------------------------------------------------------------------------------------------

Other assets:
    Goodwill, net of accumulated amortization of $984,817 and $767,385
        for 1999 and 1998, respectively                                           8,987,076             11,102,937
    Covenants not to compete, net of accumulated amortization of
        $388,458 and $283,039 for 1999 and 1998, respectively                       113,542                318,961
    Deferred loan costs, net                                                        376,403                433,155
    Notes receivable, net of allowance for doubtful accounts of
        $180,000 and $0 for 1999 and 1998, respectively                                   -                159,182
    Other                                                                           106,750                114,571
---------------------------------------------------------------------------------------------------------------------
Total assets                                                                 $   11,334,231         $   14,707,854
=====================================================================================================================

           Read independent auditors' report. The accompanying notes are an integral part of the consolidated financial statements


                     JRECK Subs Group, Inc. and Subsidiaries
                     Consolidated Balance Sheets, Continued

                                                                             September 30,          December 31,
                                                                                 1999                   1998
---------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity Current liabilities:
    Current portion of long-term debt                                        $    1,606,041         $    2,003,198
    Accounts payable                                                                496,553              1,002,109
    Accrued liabilities                                                             552,881                708,759
    Accrued preferred stock dividends                                               247,764                201,540
---------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                         2,903,239              3,915,606

Long-term debt, less current portion                                                763,505              1,511,642
Note payable to related party                                                       245,939                363,339
---------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                 3,912,683              5,790,587
---------------------------------------------------------------------------------------------------------------------
Redeemable common stock                                                             293,000                593,000
---------------------------------------------------------------------------------------------------------------------

Redeemable Series F Preferred Stock, no par value,
    250 shares authorized, 197.5 and 0 shares
    issued and outstanding for 1999 and 1998,
    respectively                                                                  2,468,750                      -
---------------------------------------------------------------------------------------------------------------------
Stockholders' equity:
    Series C Convertible Preferred Stock, no par value, 120 shares
        authorized, issued and outstanding                                          120,000                120,000
    Series D Convertible Preferred Stock, no par value, 2,500 shares authorized, 0 and 2,350 shares issued and outstanding for 1999
        and 1998, respectively                                                            -              3,918,271
    Common stock, no par value, 50,000,000 shares authorized,
        28,403,440 and 19,503,596 shares issued and outstanding for
        1999 and 1998, respectively                                              28,394,179             26,225,338
    Accumulated deficit                                                         (19,666,881)           (17,751,842)
    Less:  Stock subscriptions receivable                                        (4,187,500)            (4,187,500)
---------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                        4,659,798
---------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                   $   11,334,231         $   14,707,854
=====================================================================================================================

           Read independent auditors' report. The accompanying notes are an integral part of the consolidated financial statements


                              JRECK Subs Group, Inc. and Subsidiaries
                              Consolidated Statements of Operations

                                                                             Nine Months
                                                                                 Ended               Year Ended
                                                                             September 30,          December 31,
                                                                                 1999                   1998
---------------------------------------------------------------------------------------------------------------------
Revenues:
    Continuing royalty revenues                                               $   2,046,280          $   2,867,145
    Initial royalty revenues                                                         78,250                160,666
    Retail sales - company-owned stores                                                   -              1,534,086
    Retail sales - bakery and other products                                        571,844                829,803
    Other revenues                                                                  600,004                598,844
---------------------------------------------------------------------------------------------------------------------
                                                                                  3,296,378

Operating costs and expenses:
    Franchise servicing costs                                                     1,296,506              2,037,631
    Cost of retail sales and operating costs - stores                                     -              1,446,876
    Cost of retail sales and operating costs - bakery                               541,014              1,032,806
    General and administrative                                                    1,177,276              1,404,131
    Consulting and investor relations                                               722,541                998,287
    Bad debt expense                                                                254,507                125,417
    Long-lived asset writedown                                                            -              1,902,290
    Series D preferred stock conversion penalty                                           -                718,272
    Amortization and depreciation                                                   670,442              1,040,260
---------------------------------------------------------------------------------------------------------------------
                                                                                  4,662,286             10,705,970
---------------------------------------------------------------------------------------------------------------------

Loss from operations                                                             (1,365,908)            (4,715,426)

Other income (expense):

    Interest, net                                                                  (356,192)              (435,584)
    Loss on disposal of property, plant and equipment                                     -               (525,382)
    Loss on sale of other assets                                                    (98,202)                     -
    Other, net                                                                       52,203                      -
---------------------------------------------------------------------------------------------------------------------

Net loss                                                                         (1,768,099)            (5,676,392)
Preferred stock dividends                                                          (146,940)            (1,724,092)
---------------------------------------------------------------------------------------------------------------------
Net loss applicable to common stock                                           $  (1,915,039)         $  (7,400,484)
=====================================================================================================================
Weighted average of common shares outstanding                                    22,796,417             16,333,684
=====================================================================================================================
Net loss per common share - basic and diluted                                 $        (.08)         $        (.45)
=====================================================================================================================

           Read independent auditors' report. The accompanying notes are an integral part of the consolidated financial statements

                              JRECK Subs Group, Inc. and Subsidiaries
                              Consolidated Statements of Cash Flows

                                                                                     Nine Months
                                                                                        Ended               Year Ended
                                                                                    September 30,          December 31,
                                                                                        1999                   1998
----------------------------------------------------------------------------------------------------------------------------
Operating activities:
    Net loss                                                                         $  (1,768,099)         $  (5,676,392)
    Adjustments to reconcile net loss to net cash used by operating activities:
        Amortization and depreciation                                                      670,442              1,040,260
        Write down of long-lived assets                                                          -              1,902,290
        Bad debts                                                                          254,507                125,418
        Loss on disposal of property, plant and equipment                                        -                525,382
        Loss on sale of marketable security                                                 58,596                      -
        Loss on sale of other assets                                                        39,606                      -
        Stock and stock options issued for services                                        239,595                188,232
        Conversion penalty on Series D preferred stock                                           -                718,272
        Prepaid interest and loan fees amortized to interest expense                        75,502                 83,055
        Amortization of deferred loan costs                                                 56,889                 55,111
        Prepaid consulting fees amortized to consulting and investor                       487,356                450,643
           relations expense
        Other                                                                                    -                 14,630
        (Increase) decrease in:
           Accounts receivable                                                              32,184                (84,018)
           Prepaid expenses                                                                (14,674)                72,341
        Increase (decrease) in:
           Accounts payable                                                               (362,255)              (109,335)
           Accrued liabilities                                                            (198,919)              (337,046)
----------------------------------------------------------------------------------------------------------------------------
Net cash used by operating activities                                                     (429,270)            (1,031,157)
----------------------------------------------------------------------------------------------------------------------------

Investing activities:
    Proceeds from sale of marketable security                                              115,967                      -
    Purchase of property and equipment                                                      (2,059)              (214,934)
    Proceeds from disposal of property, plant and equipment and sale of assets              33,403                149,982
    Advances made on notes receivable                                                      (12,185)              (200,373)
    Payments from notes receivable                                                               -                145,241
    (Increase) decrease in other assets                                                      1,721                (75,474)
----------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by investing activities                                           136,847               (195,558)
----------------------------------------------------------------------------------------------------------------------------

Financing activities:
    Proceeds from the sale of common stock                                                 150,000                      -
    Proceeds from the sale of Series E preferred stock                                     200,000                      -
    Proceeds from the sale of Series D preferred stock                                           -              1,817,500
    Payments to repurchase Series E preferred stock                                       (100,000)                     -
    Payments on redeemable common stock                                                          -               (232,000)
    Proceeds from long-term debt                                                                 -                350,000
    Payments on long-term debt                                                             (90,546)              (832,102)
    Proceeds from related party notes payable                                                    -                 40,307
    Payment of preferred stock dividends                                                   (56,317)               (33,832)
----------------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                                  103,137              1,109,873
----------------------------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                                 (189,286)              (116,842)
Cash and cash equivalents, beginning of year                                               310,578                427,420
----------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of year                                               $     121,292          $     310,578
============================================================================================================================

           Read independent auditors' report. The accompanying notes are an integral part of the consolidated financial statements


                     JRECK Subs Group, Inc. and Subsidiaries
                Consolidated Statements of Cash Flows, Continued

Certain supplemental disclosure of cash flow information and non-cash investing and financing activities is as follows:

                                                                                     Nine Months
                                                                                        Ended               Year Ended
                                                                                    September 30,          December 31,
                                                                                        1999                   1998
----------------------------------------------------------------------------------------------------------------------------
Cash paid for interest                                                          $          223,801          $     266,904
============================================================================================================================
Issuance of common stock in exchange for subscriptions receivable               $                 -         $   1,787,500
Stock and stock options issued in exchange for prepaid expenses                            298,100                456,304
Stock and stock options issued in exchange for prepaid interest and deferred                     -                 92,125
    loan costs
Conversion of Series A preferred to common stock                                                 -              1,200,000
Conversion of Series B preferred to common stock                                                 -                700,000
Conversion of Series D preferred to common stock                                           791,983                250,102
Conversion of Series D and E preferred to redeemable Series F preferred                  3,226,288                      -
Common shares issued to satisfy dispute with prior owners of SBK                           664,294                      -
Common shares issued for price adjustments                                                 197,695                      -
Common shares received from sale of Little King and Richey Enterprises                   1,111,031                      -
Common shares issued to satisfy liability to issue common stock to prior
    owner of Little King                                                                         -                918,750
Renegotiation of liability to issue common stock to prior owner of Little King                   -                875,000
Common shares issued to satisfy Mountain Mike's acquisition contingency                          -                250,000
Conversion of long-term debt into Series D preferred stock                                       -                250,000
Dividend on assumed conversion of Series D preferred stock into common stock                     -              1,382,601
Redeemable common stock obligation incurred upon exercise of stock options                       -                325,000
Conversion of long-term debt into common stock                                             159,400                277,404
Decrease in goodwill resulting from the disposals of assets                                      -                499,080
Preferred stock dividends paid in common stock                                              44,399                130,651
Preferred stock dividends accrued                                                          114,023                201,540
Other increases in notes receivable                                                              -                 43,369
============================================================================================================================

In addition to the above non-cash items, the following is a summary of non-cash transactions entered into for the acquisitions listed in Note 3 for the nine months ended September 30, 1999 and the year ended December 31, 1998:

                                                                                     Nine Months
                                                                                        Ended               Year Ended
                                                                                    September 30,          December 31,
                                                                                        1999                   1998
----------------------------------------------------------------------------------------------------------------------------
Common stock and stock options issued                                           $                -          $  (2,100,000)
----------------------------------------------------------------------------------------------------------------------------
Total non-cash consideration paid                                                                -             (2,100,000)
----------------------------------------------------------------------------------------------------------------------------
Property, plant and equipment acquired                                                           -                 15,000
Goodwill acquired                                                                                -              2,485,000
----------------------------------------------------------------------------------------------------------------------------
Total non-cash acquisition of assets                                                             -              2,500,000
----------------------------------------------------------------------------------------------------------------------------
Long-term debt assumed                                                                           -               (400,000)
----------------------------------------------------------------------------------------------------------------------------
Total non-cash assumption of liabilities                                                         -               (400,000)
----------------------------------------------------------------------------------------------------------------------------
Net cash paid                                                                   $                -          $           -
============================================================================================================================

           Read independent auditors' report. The accompanying notes are an integral part of the consolidated financial statements


                     JRECK Subs Group, Inc. and Subsidiaries
                Consolidated Statements of Stockholders' Equity

                                                        Common                Preferred Series A           Preferred Series B
                                                 Shares        Amount        Shares         Amount        Shares        Amount
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                     14,328,337   $18,170,103       600,000    $ 1,200,000       350,000     $ 700,000

Exercise of options for redeemable common         100,000      (325,000)            -              -             -             -
    stock
Stock issued to settle liability to issue         300,000       918,750             -              -             -             -
    common stock
Common stock issued for acquisition               778,584     2,100,000             -              -             -             -
Conversion of debt to equity                      112,793       277,404             -              -             -             -
Stock issued for current and prepaid              248,581       537,295             -              -             -             -
    services
Conversion of preferred Series A to common        600,000     1,200,000      (600,000)    (1,200,000)            -             -
    stock
Conversion of preferred Series B to common        350,000       700,000             -              -      (350,000)     (700,000)
    stock
Stock sold for subscription notes receivable    1,300,000     1,787,500             -              -             -             -
Preferred stock dividends                          99,727       130,651             -              -             -             -
Stock issued in connection with debt               70,000        70,000             -              -             -             -
Stock issued to satisfy acquisition               500,000       250,000             -              -             -             -
    contingencies
Issuance of options for services                        -        85,366             -              -             -             -
Issuance of preferred Series D shares                   -             -             -              -             -             -
Conversion of preferred Series D to common        615,384       250,102             -              -             -             -
    stock
Preferred Series D stock dividend                       -             -             -              -             -             -
Other                                             100,190        73,167             -              -             -             -
Net loss                                                -             -             -              -             -             -
----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1998                     19,503,596    26,225,338             -              -             -             -

Conversion of debt to equity                      692,308       159,400             -              -             -             -
Stock issued for current and prepaid            1,291,667       340,000             -              -             -             -
    services
Exercise of options for common stock               37,500             -             -              -             -             -
Stock issued for marketable security              769,230       174,563             -              -             -             -
Conversion of preferred Series D to common      4,250,499       791,983             -              -             -             -
    stock
Conversion of preferred Series D stock            397,966        44,399             -              -             -             -
    dividend
Acquisition and retirement of common stock       (776,779)   (1,111,031)            -              -             -             -
Other stock sales                                 500,000       150,000             -              -             -             -
Stock issued for price adjustments                850,000       197,695             -              -             -             -
Stock issued on acquisition restructuring         887,453       664,294             -              -             -             -
Issuance of preferred E shares                          -             -             -              -             -             -
Repurchase of preferred E shares                        -             -             -              -             -             -
Conversion of preferred Series D and Series
    E to Series F redeemable preferred stock            -       757,538             -              -             -             -
Preferred dividends                                     -             -             -              -             -             -
Net loss                                                -             -             -              -             -             -
----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1999                    28,403,440   $28,394,179             -    $         -             -     $       -
==================================================================================================================================

           Read independent auditors' report. The accompanying notes are an integral part of the consolidated financial statements


                     JRECK Subs Group, Inc. and Subsidiaries
           Consolidated Statements of Stockholders' Equity, Continued

     Preferred Series C            Preferred Series D          Preferred Series E       Accumulated    Subscription       Total
    Shares          Amount        Shares        Amount        Shares        Amount        Deficit          Notes          Equity
------------------------------------------------------------------------------------------------------------------------------------
        120         $120,000             -   $         -             -   $         -    $(10,351,358)  $  (2,400,000)  $  7,438,745

          -                -             -             -             -             -               -               -       (325,000)
          -                -             -             -             -             -               -               -        918,750
          -                -             -             -             -             -               -               -      2,100,000
          -                -             -             -             -             -               -               -        277,404
          -                -             -             -             -             -               -               -        537,295
          -                -             -             -             -             -               -               -              -
          -                -             -             -             -             -               -               -              -
          -                -             -             -             -             -               -      (1,787,500)             -
          -                -             -             -             -             -        (341,491)              -       (210,840)
          -                -             -             -             -             -               -               -         70,000
          -                -             -             -             -             -               -               -        250,000
          -                -             -             -             -             -               -               -         85,366
          -                -         2,500     2,785,772             -             -               -               -      2,785,772
          -                -          (150)     (250,102)            -             -               -               -              -
          -                -             -     1,382,601             -             -      (1,382,601)              -              -
          -                -             -             -             -             -               -               -         73,167
          -                -             -             -             -             -      (5,676,392)              -     (5,676,392)
------------------------------------------------------------------------------------------------------------------------------------
        120          120,000         2,350     3,918,271             -             -     (17,751,842)     (4,187,500)     8,324,267

          -                -             -             -             -             -               -               -        159,400
          -                -             -             -             -             -               -               -        340,000
          -                -             -             -             -             -               -               -              -
          -                -             -             -             -             -               -               -        174,563
          -                -          (475)     (791,983)            -             -               -               -              -
          -                -             -             -             -             -         (44,399)              -              -
          -                -             -             -             -             -               -               -     (1,111,031)
          -                -             -             -             -             -               -               -        150,000
          -                -             -             -             -             -               -               -        197,695
          -                -             -             -             -             -               -               -        664,294
          -                -             -             -            20       200,000               -               -        200,000
          -                -             -             -           (10)     (100,000)              -               -       (100,000)

          -                -        (1,875)   (3,126,288)          (10)     (100,000)              -               -     (2,468,750)
          -                -             -             -             -             -        (102,541)              -       (102,541)
          -                -             -             -             -             -      (1,768,099)              -     (1,768,099)
------------------------------------------------------------------------------------------------------------------------------------
        120         $120,000             -   $         -             -   $         -    $(19,666,881)  $  (4,187,500)  $  4,659,798
====================================================================================================================================

           Read independent auditors' report. The accompanying notes are an integral part of the consolidated financial statements

                     JRECK Subs Group, Inc. and Subsidiaries
                   Consolidated Notes to Financial Statements

                  For the Nine Months Ended September 30, 1999
                      and the Year Ended December 31, 1998


1.       Background Information

         JRECK Subs Group, Inc. (the "Company"), a Colorado corporation, was formerly known as Circa Media, Inc. which was organized on July 19, 1995. On May 7, 1996, Circa Media, Inc. acquired 100% of JRECK Subs, Inc. For financial reporting purposes, the acquisition was accounted for as a reverse merger, whereby JRECK Subs, Inc. was deemed to be the acquiring entity.

         The wholly-owned subsidiaries of the Company include Jreck Subs Inc., a New York corporation, SBK Franchise Systems, Inc., a Florida corporation, Li'l Dino Corporation, a North Carolina corporation, Admiral Subs of Washington, Inc., a Washington corporation, Admiral's Fleet, Inc., a Washington corporation and Pastry Products Producers, LLC, a New York limited liability company. Also, prior to the Company's disposition or sale, the Company included Leovera, Inc., a Washington corporation, Little King, Inc., a Delaware corporation and through its Admiral's Fleet, Inc. subsidiary, Richey Enterprises, Inc., a Washington corporation.

         The Company is a multi-concept franchisor of sandwich shops and pizza restaurants located throughout the United States. Its headquarters are located in Longwood, Florida. Currently, the Company serves as the franchisor to approximately 209 stores operating under various trade names. Franchise arrangements include a license to operate under the applicable trade name and generally provide for the receipt of initial royalty revenues, as well as continuing royalty revenues based upon a percentage of sales. In addition, the Company offers guidance and assistance to the franchisees in areas such as product preparation, equipment purchasing, marketing, administrative support and employee training.

         The Company also operates a bakery and previously had operated company-owned stores. The bakery is the supplier of bread products to certain franchisees of the Company. For the nine months ended September 30, 1999, all bakery sales were to franchisees (17.3% of total revenues). During the year ended December 31, 1998, sales of bakery products to the franchisees of the Company amounted to $767,378 (12.8% of total revenues). As of December 31, 1998, all company-owned restaurants had been disposed of.

         As indicated in the accompanying consolidated financial statements, the Company has reduced its loss from approximately $5.7 million for the year ended December 31, 1998 to approximately $1.8 million for the nine months ended September 30, 1999. Cash used by operations for the nine months ended September 30, 1999 was approximately $400,000 compared to approximately $1.0 million used for the year ended December 31, 1998. Working capital deficit decreased from approximately $2.2 million at December 31, 1998 to approximately $1.9 million at September 30, 1999.

Read independent auditors' report.                                          F-10

                     JRECK Subs Group, Inc. and Subsidiaries
                   Consolidated Notes to Financial Statements

                  For the Nine Months Ended September 30, 1999
                      and the Year Ended December 31, 1998

1.       Background Information (continued)

         Management believes the following steps are important to the Company's future:

                  1. the conversion and/or the extension of approximately $1.2 million of debt due in the next twelve months; and

                  2. the continuation of the positive financial trends indicated above, including the continuation of the decline in franchise expenses, reduction of payroll costs and reduction of corporate general and administrative expenses.

         Management believes based on these major steps outlined above, the Company's operating losses before amortization and negative working capital could be reduced and to the extent that the Company's business strategies could be realized, the Company's operating losses before amortization and negative working capital could be eliminated, although no assurances can be given.

2.       Significant Accounting Policies

         The significant accounting policies of the Company are as follows:

         Use of Estimates

         The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

         Principles of Consolidation

         The consolidated financial statements include the accounts of JRECK Subs Group, Inc. and its wholly-owned subsidiaries. All significant accounts and transactions have been eliminated in consolidation.

Read independent auditors' report.                                          F-11

                     JRECK Subs Group, Inc. and Subsidiaries
                   Consolidated Notes to Financial Statements

                  For the Nine Months Ended September 30, 1999
                      and the Year Ended December 31, 1998

2.       Significant Accounting Policies (continued)

         Change in Accounting Year

         Beginning January 1, 1999, the Company changed its accounting reporting period from a calendar year ending December 31st to a fiscal year ending September 30th. Thus the consolidated financial statements present results of operations, changes in stockholders' equity and cash flows for the nine months ended September 30, 1999 and the year ended December 31, 1998, respectively.

         Cash and Cash Equivalents

         For financial presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

         Property and Equipment

         Property and equipment are recorded at cost. Maintenance and repairs are charged to operations as incurred. Betterments and renewals are capitalized. When property and equipment are sold or otherwise disposed of, the asset account and the related accumulated depreciation accounts are relieved, and any gain or loss is included in operations. Depreciation is calculated by the straight-line method over the estimated useful lives of the assets, generally ranging from 5 to 40 years. For income tax purposes, the Company uses accelerated methods of depreciation for certain assets. For the nine months ended September 30, 1999 and the year ended December 31, 1998, depreciation expense amounted to $96,114 and $256,349, respectively.

         Asset Impairment

         When the Company has long-lived assets which have a possible impairment indicator, the Company estimates the future cash flows from the operation of these assets. If the estimated cash flows recoup the recorded value of the assets, they remain on the books at that value. If the net recorded value cannot be recouped, the assets are written down to their fair market value if lower than the recorded value.

         Deferred Loan Costs

         Deferred loan costs are amortized ratably over the terms of the related loans.

Read independent auditors' report.                                          F-12

                     JRECK Subs Group, Inc. and Subsidiaries
                   Consolidated Notes to Financial Statements

                  For the Nine Months Ended September 30, 1999
                      and the Year Ended December 31, 1998

2.       Significant Accounting Policies (continued)

         Goodwill

         Goodwill represents the excess of cost over the fair value of net assets acquired and is being amortized on a straight-line method over 20 years. The realization of goodwill is evaluated periodically for impairment events or if changes in circumstances indicate a possible inability to recover the carrying amount. When any such impairment exists, the related assets are written down to fair value.

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

         Accounting for Stock-Based Compensation

         The Financial Accounting Standards Board issued Statement 123 ("FAS 123"), "Accounting for Stock-Based Compensation, which provides that expense equal to the fair value of all stock-based awards on the date of the grant be recognized over the vesting period.

         Alternatively, this statement allows entities to continue to apply the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", whereby compensation expense is recorded on the date the options are granted equal to the excess of the market price of the underlying stock over the exercise period. The Company applies APB 25 and related interpretations in accounting for employee stock options.

Read independent auditors' report.                                          F-13

                     JRECK Subs Group, Inc. and Subsidiaries
                   Consolidated Notes to Financial Statements

                  For the Nine Months Ended September 30, 1999
                      and the Year Ended December 31, 1998

2.       Significant Accounting Policies (continued)

         Fair Value of Financial Instruments

         Financial Accounting Standards Board Statement No. 107 ("FAS 107"), "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 1999.

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

         Net Loss Per Common Share

         The Company adopted the provisions of Financial Accounting Standards Board Statement No. 128 ("FAS 128"), "Earnings per Share". FAS 128 replaces the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share are computed similarly to fully diluted earnings per share.

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

Read independent auditors' report.                                          F-14

                     JRECK Subs Group, Inc. and Subsidiaries
                   Consolidated Notes to Financial Statements

                  For the Nine Months Ended September 30, 1999
                      and the Year Ended December 31, 1998

2.       Significant Accounting Policies (continued)

         The Company's basic and diluted earnings per share are the same since the Company has a loss for both years presented, and the impact of potential common shares is antidilutive. Potential common shares at September 30, 1999 and December 31, 1998 include 4,782,070 and
         4,274,570 stock options and warrants, 15,986 and 1,398,071 shares underlying the convertible preferred stock and 48,803 shares from the convertible notes payable, respectively. The maximum number of contingent shares to be issued is 0 and 333,846 as of September 30, 1999 and December 31, 1998, respectively.

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

         Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Board Statement No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities". FAS 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. FAS 133 is effective for all fiscal quarters or fiscal years beginning after June 15, 2000.

         Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on October 1, 2000 to affect its financial statements.

Read independent auditors' report.                                          F-15

                     JRECK Subs Group, Inc. and Subsidiaries
                   Consolidated Notes to Financial Statements

                  For the Nine Months Ended September 30, 1999
                      and the Year Ended December 31, 1998

2.       Significant Accounting Policies (continued)

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

         Reclassifications

         Certain amounts in the 1998 financial statements have been reclassified to conform to the 1999 presentation.

3.       Acquisition of Subsidiaries

         Changes in goodwill and accumulated amortization for the year ended December 31, 1998 and the nine months ended September 30, 1999 are as follows:

                                                                         Accumulated          Net
                                                         Goodwill       Amortization        Goodwill
---------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                            $   11,717,891      $   (196,365)  $   11,521,526

Goodwill from Li'l Dino acquisition                        2,485,000                 -        2,485,000
Issuance of 500,000 contingent shares to QFS
    shareholders                                             250,000                 -          250,000
Adjustment on liability to issue common stock to
    Little King shareholders                                (875,000)                -         (875,000)
Impairment in value                                       (1,177,212)                -       (1,177,212)
Goodwill attributable to sold restaurants                   (457,804)                -         (457,804)
Other                                                        (72,553)                -          (72,553)
Amortization expense for the year ended December
    31, 1998                                                       -          (571,020)        (571,020)
---------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                                11,870,322          (767,385)      11,102,957

Disposition of Richey Enterprises, Inc.                     (150,322)           25,858         (124,464)
Disposition of Little King, Inc.                          (1,897,401)          188,322       (1,709,079)
Settlement related to SBK Franchise Systems, Inc.            149,294                 -          149,294
Amortization expense for the nine months ended
    September 30, 1999                                             -          (431,612)        (431,612)
---------------------------------------------------------------------------------------------------------

Balance, September 30, 1999                          $     9,971,893      $   (984,817)  $    8,987,076
=========================================================================================================

Read independent auditors' report.                                          F-16

                     JRECK Subs Group, Inc. and Subsidiaries
                   Consolidated Notes to Financial Statements

                  For the Nine Months Ended September 30, 1999
                      and the Year Ended December 31, 1998

3.       Acquisition of Subsidiaries (continued)

         Changes in covenants not to compete and accumulated amortization for the year ended December 31, 1998 and the nine months ended September 30, 1999 are as follows:

                                                                  Non-compete       Accumulated          Net
                                                                   Convenants      Amortization        Goodwill
           ---------------------------------------------------------------------------------------------------------
           Balance, December 31, 1997                               $   602,000       $   (89,223)     $   512,777

           Amortization expense for the year ended December
               31, 1998                                                       -          (193,816)        (193,816)
           ---------------------------------------------------------------------------------------------------------
           Balance, December 31, 1998                                   602,000          (283,039)         318,961

           Disposition of Little King                                  (100,000)           31,197          (68,803)
           Amortization expense for the nine months ended
               September 30, 1999                                             -          (136,616)        (136,616)
           ---------------------------------------------------------------------------------------------------------

           Balance, September 30, 1999                            $     502,000       $  (388,458)    $    113,542
           =========================================================================================================

         During 1998 and 1997, the Company acquired eight entities through the purchase of assets or stock. The acquisitions have been accounted for using the purchase method of accounting, and the results of the acquired businesses have been included in the consolidated financial statements since the date of acquisition.

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

                  The purchase price of Li'l Dino consisted of 778,584 shares of the Company's common stock, valued at $2.72 per share, plus debt assumed. The transaction was recorded as follows:

                      Total consideration paid                   $  2,100,000
                      Less fair value of assets acquired              (15,000)
                      Debt assumed                                    400,000
                      ----------------------------------------------------------
                      Excess of cost over net assets acquired    $  2,485,000
                      ==========================================================

Read independent auditors' report.                                          F-17

                     JRECK Subs Group, Inc. and Subsidiaries
                   Consolidated Notes to Financial Statements

                  For the Nine Months Ended September 30, 1999
                      and the Year Ended December 31, 1998

3.       Acquisition of Subsidiaries (continued)

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

                       Total consideration paid                  $  1,531,156
                       Less fair value of assets acquired            (537,336)
                       ---------------------------------------------------------
                       Excess of cost over net assets acquired   $    993,820
                      ==========================================================

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

                  Seawest Sub Shops, Inc.

                  On June 30, 1997, the Company, through its wholly-owned subsidiary, Admiral Subs of Washington, Inc., acquired all of the outstanding shares of Seawest Sub Shops, Inc. ("Seawest"). Seawest is a franchisor of sandwich restaurants in Seattle, Washington. The purchase price of Seawest was $150,000 cash. In addition, the Company entered into a noncompete agreement with the former shareholder valued at $502,000. Consideration for the agreement consisted of a $96,000 note payable and stock options valued at $4.06 per share ($406,000).

Read independent auditors' report.                                          F-18

                     JRECK Subs Group, Inc. and Subsidiaries
                   Consolidated Notes to Financial Statements

                  For the Nine Months Ended September 30, 1999
                      and the Year Ended December 31, 1998

3.       Acquisition of Subsidiaries (continued)

                  The transaction was recorded as follows:

                      Total consideration paid                   $   150,000
                      Less fair value of assets acquired            (231,281)
                      Liabilities assumed                            976,106
                      ----------------------------------------------------------
                      Excess of cost over net assets acquired    $   894,825
                      ==========================================================

                  As noted above, options were granted to purchase up to 100,000 shares of Company common stock to the prior owner of Seawest at an exercise price of $.001 per share.

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

                  Richey Enterprises, Inc.

                  On August 15, 1997, the Company, through its wholly-owned subsidiary, Admiral's Fleet, Inc., acquired all of the outstanding common stock of Richey Enterprises, Inc. ("Richey"). Richey was the franchisor of the Georgio's sandwich restaurants located in Seattle, Washington. The purchase price of Richey consisted of 93,794 shares of the Company's common stock, valued at $3.625 per share.

                  The transaction was recorded as follows:

                      Common stock issued in connection
                        with acquisition                         $   340,000
                      Less fair value of assets acquired             (95,174)
                      Liabilities assumed                            143,057
                      ----------------------------------------------------------
                      Excess of cost over net assets acquired    $   387,883
                      ==========================================================

Read independent auditors' report.                                          F-19

                     JRECK Subs Group, Inc. and Subsidiaries
                   Consolidated Notes to Financial Statements

                  For the Nine Months Ended September 30, 1999
                      and the Year Ended December 31, 1998

3.       Acquisition of Subsidiaries (continued)

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

                  In February 1999, the Company executed an agreement to sell Richey Enterprises, Inc. back to the prior owners. Per the agreement, the prior owners surrendered 89,986 of their Company shares, paid $35,000 cash and assumed certain liabilities. As a result of this transaction, an impairment to the Richey Enterprises, Inc. acquisition goodwill was recorded at December 31, 1998 in the amount of $177,000. For the nine months ended September 30, 1999, the Company recorded a loss on the sale of assets of $39,606 relating to the disposition of Richey Enterprises, Inc.

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

Read independent auditors' report.                                          F-20

                     JRECK Subs Group, Inc. and Subsidiaries
                   Consolidated Notes to Financial Statements

                  For the Nine Months Ended September 30, 1999
                      and the Year Ended December 31, 1998

3.       Acquisition of Subsidiaries (continued)

                  The final purchase price of Little King and the company-owned stores was $2,600,000 as follows:

                      500,000 shares of Company common stock     $   1,531,250
                      300,000 shares of Company common stock           918,750
                      Cash paid                                         50,000
                      Note payable                                     100,000
                      ----------------------------------------------------------
                      Total acquisition price                    $   2,600,000
                      ==========================================================

                  The 800,000 shares of Company common stock were valued at $3.0625 per share.

                  The transaction was recorded as follows:

                      Total consideration paid                   $   2,600,000
                      Less fair value of assets acquired              (475,470)
                      Liabilities assumed                            1,230,675
                      ----------------------------------------------------------
                      Excess of cost over net assets acquired    $   3,355,205
                      ==========================================================

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

                  Effective August 31, 1999, the Company executed an agreement to sell Little King, Inc. back to the prior owners. Per the agreement, the prior owners surrendered 686,793 of their Company shares and assumed all assets and liabilities. As a result of this transaction, the Company recorded a reduction in common stock of $1,088,534 relating to the disposition of Little King, Inc.

Read independent auditors' report.                                          F-21

                     JRECK Subs Group, Inc. and Subsidiaries
                   Consolidated Notes to Financial Statements

                  For the Nine Months Ended September 30, 1999
                      and the Year Ended December 31, 1998

3.       Acquisition of Subsidiaries (continued)

                  Quality Franchise Systems, Inc.

                  On September 30, 1997, the Company, through its wholly-owned subsidiary, Admiral's Fleet, Inc., purchased all of the outstanding shares of Quality Franchise Systems, Inc. ("QFS"). QFS is the franchisor of Mountain Mike's Pizza restaurants located in Northern California through a newly created wholly-owned subsidiary. The purchase price of QFS was summarized as follows:

                      Company common stock                       $   3,084,278
                      Company Series "C" Preferred stock,
                         120 shares                                    120,000
                      Options for 32,204 shares of Company
                         common stock                                   23,000
                      ----------------------------------------------------------
                      Total acquisition price                    $   3,227,278
                      ==========================================================

                  Included in the acquisition price were 899,967 shares of common stock issued at date of acquisition and an additional 150,000 shares that were issued during 1998. The additional 150,000 shares were issued upon the resolution of a contingency relating to market price performance of the Company's common stock.

                  The Company's common stock was valued at $2.9375 per share. The Series "C" Preferred Stock is valued at its par value of $1,000 per share. The value of the stock options was computed using the market value at the date of grant.

                  The transaction was recorded as follows:

                      Total consideration paid                   $   3,227,278
                      Less fair value of assets acquired              (325,406)
                      Liabilities assumed                            1,047,261
                      ----------------------------------------------------------
                      Excess of cost over net assets acquired    $   3,949,133
                      ==========================================================

                  The Company was contingently liable to the previous owners of QFS for the payment of up to an additional 500,000 shares of common stock based on the 1998 earnings of the Mountain Mike's division, as defined. These shares, with a fair market value of $250,000 on the date of issuance, were issued during 1998, resulting in a corresponding increase to goodwill.

Read independent auditors' report.                                          F-22

                     JRECK Subs Group, Inc. and Subsidiaries
                   Consolidated Notes to Financial Statements

                  For the Nine Months Ended September 30, 1999
                      and the Year Ended December 31, 1998

3.       Acquisition of Subsidiaries (continued)

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

                  The carrying value of the original 50% of Pastry was $743,984, consisting of 350,000 shares of $2 par Series "B" preferred stock, plus $43,984 in subsidiary equity earnings. The purchase price of the remaining 50% of Pastry is comprised of the following:

                      Company common stock, 262,500 shares       $   658,594
                      Options for 37,500 shares of Company
                         common stock                                 79,000
                      Other                                           48,000
                      ----------------------------------------------------------
                      Total acquisition price of remaining
                         50% share                               $   785,594
                      ==========================================================

                  The Company's common stock was valued at $2.509 per share. The value of the stock options was computed based upon the market value at the date of grant. The transaction was recorded as follows:

                      Total consideration paid                    $     785,594
                      Carrying value of initial 50% investment          743,984
                      Less fair value of assets acquired               (669,738)
                      Liabilities assumed                               269,697
                      ----------------------------------------------------------
                      Excess of cost over net assets acquired     $   1,129,537
                      ==========================================================

Read independent auditors' report.                                          F-23

                     JRECK Subs Group, Inc. and Subsidiaries
                   Consolidated Notes to Financial Statements

                  For the Nine Months Ended September 30, 1999
                      and the Year Ended December 31, 1998

3.       Acquisition of Subsidiaries (continued)

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

                  The purchase price of SBK consisted of a note payable for $500,000, cash of $100,000 and 187,266 shares of the Company's common stock valued at $2.8125 per share ($526,686). The transaction was recorded as follows:

                      Total consideration paid                   $   1,126,686
                      Less fair value of assets acquired               (90,342)
                      Liabilities assumed                               89,963
                      ----------------------------------------------------------
                      Excess of cost over net assets acquired    $   1,126,307
                      ==========================================================

                  The prior owners of SBK had the right to require the Company to repurchase 187,266 shares at a purchase price of $2.67 per share. The Company was only required to repurchase a maximum of 37,453 shares in any six-month period commencing six months from the date of closing. The redeemable common stock purchase obligation was noncumulative and was to expire in June 2000.

                  During 1998, the Company repurchased 74,906 shares of the redeemable common stock and 112,360 shares remained subject to redemption at December 31, 1998. In June 1999, the Company entered into a settlement with the prior owners of SBK whereby the Company issued 187,266 shares of its common stock for the remaining 112,360 outstanding shares of redeemable common stock owned by the prior owners of SBK. Also, the Company issued 700,187 shares of its common stock to the prior owners of SBK to settle disputes on the amount of liabilities in existence at the date of acquisition of SBK by the Company and for a principal reduction of $300,000 of a note due to the former owners of SBK which reduced the principal balance from $500,000 to $200,000. This transaction resulted in $149,294 of additional excess of cost over net assets acquired.

Read independent auditors' report.                                          F-24

                     JRECK Subs Group, Inc. and Subsidiaries
                   Consolidated Notes to Financial Statements

                  For the Nine Months Ended September 30, 1999
                      and the Year Ended December 31, 1998

3.       Acquisition of Subsidiaries (continued)

                  Pro Forma Financial Information (Unaudited)

                  The following summarized unaudited pro forma consolidated results of operations for the year ended December 31, 1998 have been prepared as if the preceding acquisitions occurred at the beginning of the applicable year presented and includes pro forma adjustments for interest, depreciation and amortization:

                                                                       1998
                  --------------------------------------------------------------
                  Revenue                                        $   6,114,936
                  Net loss                                       $  (5,684,118)
                  --------------------------------------------------------------
                  Net loss per share - basic and diluted         $       (.34)
                  --------------------------------------------------------------
                  Weighted average number of common shares
                    outstanding                                    16,631,492
                  ==============================================================

                  The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisitions been in effect for the periods presented, nor do they purport to be indicative of the results that will be obtained in the future.

Read independent auditors' report.                                          F-25

                     JRECK Subs Group, Inc. and Subsidiaries
                   Consolidated Notes to Financial Statements

                  For the Nine Months Ended September 30, 1999
                      and the Year Ended December 31, 1998

4.       Notes Receivable

         Notes receivable are comprised of the following at September 30, 1999 and December 31, 1998:

                                                                                          1999               1998
           ---------------------------------------------------------------------------------------------------------
           $321,342 note receivable from a franchisee;  payable in equal monthly installments  of principal and interest at 15% through  September
               2013; this note  is secured by the  underlying franchise  rights,
               currently past-due.                                                 $   180,000       $   180,000

           $130,000 note receivable  from an area  developer;  payable in annual installments  of $50,000 plus  interest at 8-1/4%;  final payment was due November 1998; this note is unsecured and is now due upon
               demand.                                                                  80,000            80,000

           $50,000  note  receivable  from  a  franchisee;  payable  in  monthly installments  of $1,185  including  principal and interest at 12%
               through November 2001;  this note is  secured  by the  underlying
               franchise rights.                                                             -            38,229

           Eight  notes   receivable  from   franchisees;   payable  in  monthly
               installments  of $879  including  principal  and  interest  at an average rate of 9%; the notes mature at various  dates  beginning
               April  1999  through   September  2004;   collateralized  by  the
               underlying   franchise  rights.   These  notes  were  assumed  in
               connection with the sale of Little King, Inc. in August 1999.                 -           235,582

           Three notes receivable from  franchisees;  entire amount of principal and interest at an  average  rate of 9%;  collateralized  by  the
               underlying franchise rights.                                                  -            24,149
           ---------------------------------------------------------------------------------------------------------
                                                                                       260,000           557,960

           Less current portion                                                        (80,000)         (398,778)
           Less allowance for doubtful accounts                                       (180,000)                -
           ---------------------------------------------------------------------------------------------------------
                                                                                   $         -       $   159,182
           =========================================================================================================

Read independent auditors' report.                                          F-26

                     JRECK Subs Group, Inc. and Subsidiaries
                   Consolidated Notes to Financial Statements

                  For the Nine Months Ended September 30, 1999
                      and the Year Ended December 31, 1998

5.       Property and Equipment

         Property and equipment are comprised of the following at September 30, 1999 and December 31, 1998:

                                                                                          1999               1998
           ---------------------------------------------------------------------------------------------------------
           Land and building                                                       $   371,771       $   371,771
           Machinery and equipment                                                     372,201           378,730
           Office and computer equipment                                               147,034           110,948
           Vehicles                                                                     92,636            92,636
           Leasehold improvements                                                       83,291           110,787
           ---------------------------------------------------------------------------------------------------------
                                                                                     1,066,933         1,064,872
           Less accumulated depreciation                                              (340,266)         (244,150)
           ---------------------------------------------------------------------------------------------------------
           Net property and equipment                                              $   726,667       $   820,722
           =========================================================================================================

         During 1998, the Company ceased operations of the Leovera subsidiary and evaluated the future undiscounted cash flows of its bakery operations. In the fourth quarter of 1998, pursuant to FAS 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company adjusted those assets to their estimated net realizable value of approximately $80,000. This resulted in a writedown of property, plant and equipment of $725,078.

6.       Accrued Liabilities

         Accrued liabilities are comprised of the following at September 30, 1999 and December 31, 1998:

                                                                                          1999               1998
           ---------------------------------------------------------------------------------------------------------
           Accrued payroll and payroll-related items                               $   106,442        $   256,590
           Deferred revenue                                                            166,195            162,500
           Accrued interest                                                            161,730            118,888
           Accrued insurance and taxes                                                 118,514             51,452
           Other                                                                             -            119,329
           ---------------------------------------------------------------------------------------------------------
                                                                                   $   552,881        $   708,759
           =========================================================================================================

Read independent auditors' report.                                          F-27

                     JRECK Subs Group, Inc. and Subsidiaries
                   Consolidated Notes to Financial Statements

                  For the Nine Months Ended September 30, 1999
                      and the Year Ended December 31, 1998

7.       Note Payable to Related Party

         Note payable to related party consists of a working capital borrowing facility with the Company's largest stockholder. The related party note agreement calls for payments of interest-only at 9% payable monthly through January 1999, monthly principal and interest payments of $3,121 through December 2008, at which time any remaining unpaid balances are due. During the nine months ended September 30, 1999, the Company issued 500,000 shares of its common stock to this largest stockholder in satisfaction of $109,400 of principal. The note had an outstanding balance of $245,939 and $363,339 at September 30, 1999 and December 31, 1998, respectively, and is unsecured.

         Interest expense on the related party debt totaled $24,525 and $22,172 during the nine months ended September 30, 1999 and the year ended December 31, 1998, respectively.

Read independent auditors' report.                                          F-28

                     JRECK Subs Group, Inc. and Subsidiaries
                   Consolidated Notes to Financial Statements

                  For the Nine Months Ended September 30, 1999
                      and the Year Ended December 31, 1998

8.       Long-Term Debt

         Long-term debt consists of the following at September 30, 1999 and December 31, 1998:

                                                                                              1999            1998
           ---------------------------------------------------------------------------------------------------------
           Seventeen  convertible notes payable with an aggregate face amount of
               $530,000;  quarterly interest-only payments at 12.75% due through
               December 1999; all unpaid  principal and interest due March 2000;
               collateralized  by royalty  revenues  generated  by the  Mountain
               Mike's  franchises;  convertible  into  Company  common  stock at
               $10.86 per share.                                                      $    530,000    $    530,000

           Notepayable  to  former   owner  of  acquired   subsidiary;   monthly
               interest-only  payments  at  7%  through  July  2000;  thereafter monthly principal and interest payments of $3,019 are due through
               July 2007; collateralized  by royalty  revenues generated  by the
               Sobik's franchises.                                                         200,000         500,000

           Notepayable  to  bank  assumed  upon  the  Li'l  Dino's  acquisition;
               payable in monthly  installments of $4,762 principal and interest at the bank's prime  lending rate plus 1% (9.5% at September  30,
               1999) through  February 2000; final payment of $290,474 due March
               2000;  collateralized by personal assets and a personal guarantee
               of the prior owners of Li'l Dino's.                                         314,284         357,142

           Note payable to FDIC; principal and interest at 10% payable upon
               demand; note is uncollateralized.                                           257,583         257,583

           Fournotes  payable to  individuals  with an aggregate  face amount of
               $350,000  net  of  unamortized  loan  costs  of $0  and  $38,889, respectively; all unpaid principal and interest at 8% currently past-due; collateralized by a personal guarantee of the Company's
               chief executive officer.                                                    285,000         311,111

           Two notes payable to former owners of Seawest with an aggregate  face amount  of  $700,000,  non-interest  bearing;  monthly  principal payments of $4,000 are due through April 2004, at which time any
               remaining   unpaid   principal   is   due;   these    notes   are
               uncollateralized.                                                           259,900         301,400

           Notepayable to franchisee;  monthly interest-only  payments at 9% due through December 1999;  thereafter monthly principal and interest payments of $2,236 are due  through  December 2009;  this note is
               uncollaterlized.                                                            176,476         176,476

           Three notes payable to individuals; monthly interest-only payments at
               15% due through November 2004, at which time any remaining unpaid principal and interest is due;  these notes are  uncollateralized and are net of unamortized  loan  costs of $138,000 and $156,000,
               respectively.                                                                42,000          24,000

Read independent auditors' report.                                          F-29

                     JRECK Subs Group, Inc. and Subsidiaries
                   Consolidated Notes to Financial Statements

                  For the Nine Months Ended September 30, 1999
                      and the Year Ended December 31, 1998

8.       Long-Term Debt (continued)

                                                                                              1999            1998
           ---------------------------------------------------------------------------------------------------------
           Mortgage note payable to former owner of Pastry  Products  Producers,
               Inc.; monthly payments of $2,494 including principal and interest at 10% due through  November 2004,  at which  time  any remaining unpaid  principal and  interest is due;  collateralized  by  real
               property.                                                                   120,369         140,234

           Various notes payable to banks,  supplier and  individual  related to the  Company's  former Little King  subsidiary.  These notes were assumed in connection with the  sale of this subsidiary in August
               1999.                                                                             -         573,428

           Various  uncollateralized  notes  payable;  due  in  average  monthly principal  payments of $825 including interest at an average rate of 9.25%; maturing  at various  dates beginning  through November
               2000.                                                                       183,934         343,466
           ---------------------------------------------------------------------------------------------------------
                                                                                         2,369,546       3,514,840
           Less current portion                                                         (1,606,041)     (2,003,198)
           ---------------------------------------------------------------------------------------------------------
           Total long-term debt                                                       $    763,505   $   1,511,642
           =========================================================================================================

         Interest expense on long-term debt during the nine months ended September 30, 1999 and the year ended December 31, 1998 amounted to $205,596 and $291,580, respectively.

         The annual maturities of long-term debt and related party debt for the five years subsequent to September 30, 1999 are as follows:

                                                                  Long-Term            Related
                                                                       Debt         Party Debt              Total
           ---------------------------------------------------------------------------------------------------------
           2000                                               $   1,606,041       $     15,965      $   1,622,006
           2001                                                     406,475             17,463            423,938
           2002                                                      32,250             19,101             51,351
           2003                                                      31,778             20,893             52,671
           2004                                                     212,525             22,853            235,378
           Thereafter                                                80,477            149,664            230,141
           ---------------------------------------------------------------------------------------------------------
                                                              $   2,369,546      $     245,939      $   2,615,485
           ---------------------------------------------------------------------------------------------------------

Read independent auditors' report.                                          F-30

                     JRECK Subs Group, Inc. and Subsidiaries
                   Consolidated Notes to Financial Statements

                  For the Nine Months Ended September 30, 1999
                      and the Year Ended December 31, 1998

9.       Stockholders' Equity

         The following is a synopsis of significant transactions involving the Company's stockholders' equity accounts:

         Preferred Series A

         In 1996, the Company designated and issued 700,000 shares of no par value Series A voting nonredeemable cumulative convertible preferred stock ("Preferred Series A"). The Preferred Series A stock was entitled to cumulative, preferential dividends at a rate of $.09 per share and was convertible into common stock at a conversion rate of one share of common stock for each preferred share. The Preferred Series A stock was redeemable in liquidation at $2.00 per share. During 1998, the remaining 600,000 shares of Preferred Series A stock was converted into 600,000 shares of the Company's common stock and there is currently no Preferred Series A stock outstanding.

         Preferred Series B

         In 1996, the Company designated and issued 350,000 shares of $2 par value Series B voting nonredeemable cumulative convertible preferred stock ("Preferred Series B"). The Preferred Series B stock was entitled to receive non-cumulative preferential dividends only when declared by the Board of Directors and was convertible into common stock at a conversion rate of one share of common stock for each preferred share. The Preferred Series B stock was redeemable in liquidation at $2.00 per share. During 1998, all of the 350,000 shares of Preferred Series B stock was converted into 350,000 shares of the Company's common stock and there is currently no Preferred Series B stock outstanding.

         Preferred Series C

         In September 1997, the Company designated and issued 120 shares of no par value Series C convertible preferred stock ("Preferred Series C") in connection with the acquisition of QFS (see Note 3). The Preferred Series C stock is entitled to cumulative dividends at a rate of $32.50 per share per quarter and is convertible into common stock at a rate of
         133.22 shares of common stock for each preferred share with a face amount of $1,000. The stock is redeemable at the option of the Company or in liquidation at a rate of $1,000 per share.

Read independent auditors' report.                                          F-31

                     JRECK Subs Group, Inc. and Subsidiaries
                   Consolidated Notes to Financial Statements

                  For the Nine Months Ended September 30, 1999
                      and the Year Ended December 31, 1998

9.       Stockholders' Equity (continued)

         Preferred Series D

         In January 1998, the Company sold 2,500 shares of no par value Series D convertible preferred stock ("Preferred Series D") under a private placement offering at a stated face value of $1,000 per share. The net proceeds to the Company were $1,817,500 after deducting the placement agent commission and expenses. In addition, $250,000 of long-term debt was extinguished through the issuance of 250 shares of the Preferred Series D stock. Each share of the Preferred Series D stock was convertible, at the option of the shareholder at any time, into a number of shares of common stock of the Company at a conversion rate which shall be a number of shares of common stock equal to $1,000 divided by the lower of 55% of the average market price of the common stock for the five trading days immediately prior to the conversion date or $1.96875. The conversion price was based on 55% of the fair market value of the Company's common stock at the date of conversion. The holders of the Preferred Series D stock were entitled to receive cumulative yearly dividends at a rate of 8% of the face value in cash or, at the option of the Company, in shares of common stock. The Preferred Series D shares were entitled to a liquidation preference of $1,300 per share.

         Since the Preferred Series D stock was convertible at a discount, a Preferred Series D stock dividend of $1,382,601 was recorded for the year ended December 31, 1998 for the difference between the discounted conversion price of the Preferred Series D stock and the fair market value of the Company's common stock at the time of issuance.

         Pursuant to the terms of the private placement agreement, the Company was required to register with the Securities and Exchange Commission the shares of common stock underlying the Preferred Series D stock within 30 days of the final closing of the private placement. In addition, the registration was required to be declared effective within 120 days of the closing date. Since those events did not occur, the Company was required to increase the discount rate by 10% from 35% to 45% to the purchasers of the private placement during 1998. This additional discount was valued at $718,272 (the difference between the original discounted conversion price and the fair market value of the common stock) and was recorded for the year ended December 31, 1998. As of December 31, 1998, there were 2,350 shares of Preferred Series D stock outstanding after holders of 150 shares of Preferred Series D stock converted their shares into 615,384 shares of the Company's common stock.

Read independent auditors' report.                                          F-32

                     JRECK Subs Group, Inc. and Subsidiaries
                   Consolidated Notes to Financial Statements

                  For the Nine Months Ended September 30, 1999
                      and the Year Ended December 31, 1998

9.       Stockholders' Equity (continued)

         During the nine months ended September 30, 1999, holders of 475 shares of Preferred Series D stock converted their shares into 4,250,499 shares of the Company's common stock and holders of 1,875 shares of Preferred Series D stock converted their shares into 187.5 shares of the Company's Redeemable Preferred Series F stock. As of September 30, 1999 there were no Preferred Series D stock outstanding.

         Preferred Series E

         In February 1999, the Company designated 135 shares of no par value Series E voting nonredeemable cumulative convertible preferred stock ("Preferred Series E") and issued 20 shares of its Preferred Series E stock at $10,000 per share for a total consideration of $200,000. Each share of the Preferred Series E stock was convertible, at the option of the shareholder at any time, into a number of shares of common stock of the Company at a conversion rate which shall be a number of shares of common stock equal to $10,000 divided by the lower of 65% of the average market price of the common stock for the five trading days immediately prior to the conversion date or $1.96875. The Preferred Series E stock was entitled to cumulative, preferential dividends at a rate of $800 per share. The Preferred Series E stock was redeemable in liquidation at $12,000 per share. In June 1999, the Company reacquired 10 shares of Preferred Series E stock for $100,000. Also in June 1999, the holder of the remaining 10 shares of Preferred Series E stock converted into 10 shares of the Company's Redeemable Preferred Series F stock and there is currently no Preferred Series E stock outstanding.

Read independent auditors' report.                                          F-33

                     JRECK Subs Group, Inc. and Subsidiaries
                   Consolidated Notes to Financial Statements

                  For the Nine Months Ended September 30, 1999
                      and the Year Ended December 31, 1998

9.       Stockholders' Equity (continued)

         Redeemable Preferred Series F

         In June 1999, the Company designated 250 shares of no par value Series F non-voting redeemable cumulative preferred stock ("Redeemable Preferred Series F"). The Redeemable Preferred Series F stock is entitled to cumulative, preferential dividends at a rate of $1,000 per share. The holders of the Redeemable Preferred Series F stock may require the Company to repurchase the stock at $12,500 per share anytime between June 1, 2001 and August 1, 2001. In June 1999, holders of 1,875 shares of the Company's Preferred Series D stock converted their shares into 187.5 shares of Redeemable Preferred Series F stock. Also in June 1999, holders of 10 shares of the Company's Preferred Series E stock converted their shares into 10 shares of Redeemable Preferred Series F stock. The carrying value of the 1,875 shares of Preferred Series D stock was $3,126,288 and the carrying value of the 10 shares of Preferred Series E stock was $100,000 for a total conversion carrying value of $3,226,288. The redemption value of the
         197.5 shares of Redeemable Preferred Series F stock is $2,468,750. The difference of $757,538 between the total carrying value (of the Preferred Series D and Preferred Series E stocks) and the redemption value of the Redeemable Preferred Series F stock was credited to common stock.

         Redeemable Common Stock

         In connection with the Company's acquisition of SBK, the prior owners of SBK had the right to require the Company to repurchase 187,266 shares at a purchase price of $2.67 per share for a total repurchase value of $500,000. The Company was only required to repurchase a maximum of 37,453 shares in any six-month period commencing six months from the date of closing. The redeemable common stock purchase obligation was noncumulative and was to expire in June 2000.

         During 1998, the Company repurchased 74,906 shares of the redeemable common stock for $200,000 and 112,360 shares with a value of $300,000 remained subject to redemption at December 31, 1998. In June 1999, the Company entered into a settlement with the prior owners of SBK whereby the Company issued 187,266 shares of its common stock for the remaining 112,360 outstanding shares of redeemable common stock owned by the prior owners of SBK.

Read independent auditors' report.                                          F-34

                     JRECK Subs Group, Inc. and Subsidiaries
                   Consolidated Notes to Financial Statements

                  For the Nine Months Ended September 30, 1999
                      and the Year Ended December 31, 1998

9.       Stockholders' Equity (continued)

         In connection with the Company's acquisition of Seawest, options were granted to the prior owner of Seawest to purchase up to 100,000 shares of Company common stock at an exercise price of $.001 per share. During 1998, all of these options were exercised. The Company is obligated to repurchase these 100,000 shares at the greater of fair market value or $3.25 over a mutually agreeable period of time. The value of these 100,000 redeemable shares was recorded at $325,000. During 1998, the Company repurchased 10,000 shares for $32,000. At September 30, 1999 and December 31, 1998, there were 90,000 shares with a value of $293,000 subject to redemption.

         Stock Subscriptions Receivable

         During 1998, the Company sold the following common shares in exchange for subscription notes receivable: (1) 500,000 shares valued at $687,500 to the Company's Chief Operating Officer, (2) 500,000 shares valued at $687,500 to the Company's Chief Financial Officer, and (3) 300,000 shares valued at $412,500 to a consultant. Each of the underlying stock subscription agreements bear interest at 9.5% per annum and are due on or before July 2001. The shareholders also retain the right to require the Company to repurchase the shares within three years of their issuance in exchange for the cancellation of the notes.

         During 1997, the Company sold the following common shares in exchange for subscription notes receivable: (1) 500,000 shares valued at $1,500,000 to the Company's Chief Operating Officer and (2) 300,000 shares valued at $900,000 to a consultant of the Company. Each of the underlying stock subscription agreements bear interest at 9.5% per annum and are due on or before September 2000. The officer and the consultant also retain the right to require the Company to repurchase the shares within three years of their issuance in exchange for cancellation of the notes.

         The fair value of each subscription was based on the quoted market price of the Company's common stock on the date of issuance. Stock subscriptions receivables were $4,187,500 at September 30, 1999 and December 31, 1998. All accrued interest through September 30, 1999 has been waived by the Board of Directors.

Read independent auditors' report.                                          F-35

                     JRECK Subs Group, Inc. and Subsidiaries
                   Consolidated Notes to Financial Statements

                  For the Nine Months Ended September 30, 1999
                      and the Year Ended December 31, 1998

9.       Stockholders' Equity (continued)

         Common Stock Issued in Connection with Debt

         During the year ended December 31, 1998, the Company borrowed $350,000 from four individuals. The Company issued 70,000 shares of common stock to these investors. The market price of the shares on the date of the issuance was $1.00 per share, and accordingly, $70,000 was recorded as original issue discount and is being amortized as interest expense over the life of the loan. The Company is obligated to issue additional shares to these investors if the underlying per share value of the stock is less than $1.50 upon the occurrence of certain defined future events. The number of shares to be issued will be based upon the fair market value of the Company's common stock at the date the contingency is met.

         Stock Issued for Services

         For the nine months ended September 30, 1999 and the year ended December 31, 1998, the Company issued 1,291,667 and 248,581 shares of its common stock, respectively, in exchange for consulting and legal services. The aggregate fair value of these shares was calculated to be $340,000 and $537,295, respectively, based on the market value of the stock on the date of issuance. Of these amounts, $298,100 and $434,429 were classified as prepaid consulting fees, respectively, and are being amortized over the lives of the agreements.

         Conversion of Debt to Equity

         During the nine months ended September 30, 1999, the Company issued 192,308 shares of its common stock with a fair value of $50,000 in exchange for extinguishment of long-term debt. Also, as described in note 8, the Company issued 500,000 shares of its common stock to its largest stockholder as satisfaction of $109,400 in principal.

         During the year ended December 31, 1998, the Company issued 112,793 shares of its common stock with a fair market value of $277,404 in exchange for extinguishment of long-term debt.

Read independent auditors' report.                                          F-36

                     JRECK Subs Group, Inc. and Subsidiaries
                   Consolidated Notes to Financial Statements

                  For the Nine Months Ended September 30, 1999
                      and the Year Ended December 31, 1998

9.       Stockholders' Equity (continued)

         Private Placement of Common Stock

         For the nine months ended September 30, 1999, the Company sold to accredited investors a total of 769,230 shares of the Company's freely-traded common stock at a purchase price if $0.23 per share in a private transaction exempt from registration under applicable Federal securities laws. The Company collected proceeds of $174,563 in connection with this transaction. No offering costs were incurred as part of the transaction.

         The Company also sold 500,000 shares of its common stock at a purchase price of $0.30 per share. The Company collected proceeds of $150,000 with no offering costs incurred.

         Common  Stock  Issued  in  Conjunction   with  Prior  Year   Subsidiary
         Acquisitions

         In June 1999, the Company entered into a settlement with the prior owners of SBK whereby the Company issued 187,266 shares of its common stock for the remaining 112,360 outstanding shares of redeemable common stock owned by the prior owners of SBK. Also, the Company issued 700,187 shares of its common stock to the prior owners of SBK to settle disputes on the amount of liabilities in existence at the date of acquisition of SBK by the Company and for a principal reduction of $300,000 of a note due to the former owners of SBK which reduced the principal balance from $500,000 to $200,000.

         In November 1998, the Company issued 50,000 shares of its common stock to the former owners of Sobik's. These shares were issued as consideration for the granting of an extension on the due date of long-term debt of $500,000 (see Note 9) incurred on the acquisition. The fair value of these shares, $21,875, has been classified as prepaid loan fees and is included in other assets as December 31, 1998. The loan fees are being amortized over the remaining contractual life of the loan.

Read independent auditors' report.                                          F-37

                     JRECK Subs Group, Inc. and Subsidiaries
                   Consolidated Notes to Financial Statements

                  For the Nine Months Ended September 30, 1999
                      and the Year Ended December 31, 1998

9.       Stockholders' Equity (continued)

         Common Stock Options and Warrants

         In February 1999, the Company approved the 1998 Incentive Plan ("Incentive Plan") to enable the Company to offer employees and its consultants equity interests in the Company. There are 1,500,000 shares designated under the Incentive Plan and are fully vested upon grant. In February 1999, the Company granted options to purchase a total of 745,000 shares of common stock to non-officer employees and an option to purchase a total of 150,000 shares of common stock to one of the Company's non-employee director under the Incentive Plan. The options were issued at an exercise price of $0.20 per share, the quoted market price of the underlying shares on the date of grant and expire in February 2002.

         For the year ended December 31, 1998, the Company granted two consultants options to purchase a total of 228,570 shares of common stock at an exercise price of $0.875 per share, the quoted market price of the underlying shares on the date of the grant. The fair value of these options, $85,366, was recorded as prepaid consulting fees and is being amortized over one year, the life of the underlying consulting agreements. In September 1999, the Company adjusted the exercise price on options granted to these two consultants from $0.875 per share to $0.50 per share.

         During the nine months ended September 30, 1999, options to purchase 37,500 shares of the Company's common stock were exercised by grantees in connection with the Company's acquisition of Pastry. The Company waived the exercise price of the exercise price which was based on 50% of the fair market value on the date of exercise. In addition, options to purchase 100,000 shares of the Company's common stock were exercised by the prior owners of Seawest during the year ended December 31, 1998. The Company waived the exercise price of $0.001 per share.

         In August 1998 and December 1997, the Company granted options to purchase 1,000,000 shares each of its common stock to the President and Chief Executive Officer. The options were issued with an exercisable price of $1.55 per share and $2.75 per share, respectively, with expiration dates of August 2001 and December 2000, respectively. The President has yet to exercise any portion of these options. In September 1999, the Company adjusted the exercise price of both option grants to $0.29 per share.

         The Financial Accounting Standards Board issued Statement No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation", which provides that expense equaled to the fair value of all stock based awards on the date of the grant over the testing period be recognized.

Read independent auditors' report.                                          F-38

                     JRECK Subs Group, Inc. and Subsidiaries
                   Consolidated Notes to Financial Statements

                  For the Nine Months Ended September 30, 1999
                      and the Year Ended December 31, 1998

9.       Stockholders' Equity (continued)

         No compensation cost has been recognized for options granted to employees at exercise prices which equal or exceed the market price of the Company's common stock at the date of grant. Options granted at exercise prices below market prices are recognized as compensation cost measured as the difference between market price and exercise price at the date of grant.

         FAS 123 requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's employee stock options had been determined in accordance with the fair value based method prescribed in FAS 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants for the nine months ended September 30, 1999 and the year ended December 31, 1998: no dividend yield; an expected life of five years; expected volatility of 64%, and risk-free interest rate of 5.5%.

         Under the accounting provisions of FAS 123, the Company's net loss and loss per share would have increased to the pro forma amounts indicated below for the nine months ended September 30, 1999 and the year ended December 31, 1998:

                                                         1999             1998
           ---------------------------------------------------------------------
           Net loss applicable to common stock
               As reported                        $(1,915,039)     $(7,400,484)
               Proforma                           $(1,968,285)     $(7,650,484)
           Loss per share - basic and diluted
               As reported                        $      (.08)     $      (.45)
               Proforma                           $      (.09)     $      (.47)
           ---------------------------------------------------------------------

Read independent auditors' report.                                          F-39

                     JRECK Subs Group, Inc. and Subsidiaries
                   Consolidated Notes to Financial Statements

                  For the Nine Months Ended September 30, 1999
                      and the Year Ended December 31, 1998

9.       Stockholders' Equity (continued)

         Changes in options outstanding for the nine months ended September 30, 1999 and the year ended December 31, 1998 are summarized as follows:

                                                                                                        Weighted-
                                                                                     Weighted-            Average
                                                                                       Average         Fair Value
                                                                                      Exercise         of Options
                                                                     Shares              Price            Granted
           ---------------------------------------------------------------------------------------------------------
           Balance, December 31, 1997                             3,246,000              $2.48        $         -

           Granted                                                1,228,750               1.42                .27
           Less options exercised                                  (100,000)                 -                  -
           Less options expired                                    (100,000)              2.81                  -
           ---------------------------------------------------------------------------------------------------------
           Balance, December 31, 1998                             4,274,570               2.22                  -

           Granted                                                  895,000                .20                .20
           Less options exercised                                   (37,500)                 -                  -
           Less options expired                                    (350,000)              2.77                  -
           ---------------------------------------------------------------------------------------------------------
           Balance, September 30, 1999                            4,782,070              $1.02                  -
           =========================================================================================================

         The following table summarizes information about options outstanding at September 30, 1999:

                                                                     Options Outstanding and Exercisable
                                                           ---------------------------------------------------------
                                                                                     Weighted-          Weighted-
                                                                                       Average            Average
           Range of                                                                  Remaining           Exercise
           Exercise Prices                                           Shares   Contractual Life              Price
           ---------------------------------------------------------------------------------------------------------
           $0.20 to $0.75                                         3,418,570        29.7 months              $0.32
           $1.92 to $3.93                                         1,363,500        30.3 months              $2.78
           ---------------------------------------------------------------------------------------------------------
                                                                  4,782,070        29.9 months              $1.02
           =========================================================================================================

Read independent auditors' report.                                          F-40

                     JRECK Subs Group, Inc. and Subsidiaries
                   Consolidated Notes to Financial Statements

                  For the Nine Months Ended September 30, 1999
                      and the Year Ended December 31, 1998

10.      Commitments and Contingencies

         Operating Leases

         The Company leases office space under certain operating leases which expire through 2003. Total rent expense for the nine months ended September 30, 1999 and the year ended December 31, 1998 was $88,848 and $323,473, respectively.

         Future annual minimum lease payments due under these operating leases at September 30, 1999 are as follows:

                    2000                          $     88,917
                    2001                                27,286
                    2003                                 7,425
                    --------------------------------------------
                                                   $   123,628
                    ============================================

         Legal Issues

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

         The Company is involved in various other lawsuits and litigation matters on an ongoing basis as a result of its day-to-day operations. However, the Company does not believe that any of these other or any threatened lawsuits and litigation matters will have a material adverse effect on the Company's financial position or results of operations.

Read independent auditors' report.                                          F-41

                     JRECK Subs Group, Inc. and Subsidiaries
                   Consolidated Notes to Financial Statements

                  For the Nine Months Ended September 30, 1999
                      and the Year Ended December 31, 1998

10.      Commitments and Contingencies (continued)

         Franchise Agreements

         Under the terms of the various franchise agreements, which are for terms ranging from 10 to 15 years and contain various renewal options, the franchisees are obligated for the payment of the following fees to the Company:

                  o Franchise Fees - In accordance with the terms of the franchise agreements, the Company receives an initial franchise fee of $10,000 to $20,000.

                  o Royalties - The Company receives royalties ranging from 4% to 7% of gross sales from the franchisees' operations of the restaurants.

                  o Advertising Fund - The franchise agreements require the franchisees to contribute to an advertising fund based upon 2% to 4% of gross sales. The funds are maintained in separate bank accounts, and their use is restricted solely for advertising, marketing and public relations programs and materials to develop the goodwill and public image of each of the respective franchises.

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

Read independent auditors' report.                                          F-42

                     JRECK Subs Group, Inc. and Subsidiaries
                   Consolidated Notes to Financial Statements

                  For the Nine Months Ended September 30, 1999
                      and the Year Ended December 31, 1998

11.      Income Taxes

         The components of income tax expense for the nine months ended September 30, 1999 and the year ended December 31, 1998 are as follows:

                                                                                          1999               1998
           ---------------------------------------------------------------------------------------------------------
           Current:
               Federal                                                        $              -     $             -
               State                                                                       650             12,610
           ---------------------------------------------------------------------------------------------------------
                                                                                           650             12,610
           ---------------------------------------------------------------------------------------------------------
           Deferred:
               Federal                                                                       -                  -
               State                                                                         -                  -
           ---------------------------------------------------------------------------------------------------------
                                                                                             -                  -
           ---------------------------------------------------------------------------------------------------------
           Total income taxes                                                 $            650     $       12,610
           ---------------------------------------------------------------------------------------------------------
         The components of deferred tax assets and  liabilities are comprised of the following at September 30, 1999 and December 31, 1998:

                                                                                          1999               1998
           ---------------------------------------------------------------------------------------------------------
           Deferred tax assets:
               Net operating loss carryforwards                                  $   2,092,000      $   1,796,000
               Stock and stock options issued for services                             874,000          1,066,000
               Allowance for doubtful accounts                                         125,000            128,000
               Goodwill and covenants not to compete                                    69,000             69,000
               Property, plant and equipment                                            51,000             51,000
               Accrued expenses                                                         20,000             36,000
           ---------------------------------------------------------------------------------------------------------
           Gross deferred income tax assets                                          3,231,000          3,146,000
           Valuation allowance                                                      (3,231,000)        (3,146,000)
           ---------------------------------------------------------------------------------------------------------
           Total deferred tax assets                                             $           -      $           -
           ---------------------------------------------------------------------------------------------------------

Read independent auditors' report.                                          F-43

                     JRECK Subs Group, Inc. and Subsidiaries
                   Consolidated Notes to Financial Statements

                  For the Nine Months Ended September 30, 1999
                      and the Year Ended December 31, 1998

11.      Income Taxes (continued)

         The following summary reconciles differences from taxes at the federal statutory rate with the effective rate:

                                                                                          1999               1998
           ---------------------------------------------------------------------------------------------------------
           Income taxes at federal statutory rates                                    (34.0)%            (34.0)%
           State income taxes, net of federal benefit                                   5.2                 .3
           Operating loss with no tax benefit                                          28.9               34.0
           ---------------------------------------------------------------------------------------------------------
           Income tax at effective rates                                                 .1%                .3%
           ---------------------------------------------------------------------------------------------------------

         At September 30, 1999, the Company has net operating loss carryforwards of approximately $5,500,000 for federal income tax purposes that expire as follows:

                    2012                      $   2,900,000
                    2018                          1,800,000
                    2019                            800,000
                    -----------------------------------------
                                              $   5,500,000
                    =========================================

12.      Operating Segments

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

Read independent auditors' report.                                          F-44

                     JRECK Subs Group, Inc. and Subsidiaries
                   Consolidated Notes to Financial Statements

                  For the Nine Months Ended September 30, 1999
                      and the Year Ended December 31, 1998

12.      Operating Segments (continued)

         The table below shows certain financial information by business segment for the nine months ended September 30, 1999 and the year ended December 31, 1998:

           Segment Reporting                                      Franchise             Bakery       Consolidated
           September 30, 1999                                    Operations         Operations              Total
           ---------------------------------------------------------------------------------------------------------
           Revenue from external customers                    $   2,724,534      $     571,844      $   3,296,378
           Interest expense - net                                   356,192                  -            356,192
           Depreciation and amortization                            565,642            104,800            670,442
           Segment loss                                          (1,674,185)           (93,914)        (1,768,099)
           Segment assets                                         9,777,453          1,556,778         11,334,231

           Expenditures for segment assets                            2,059                  -              2,059
           ---------------------------------------------------------------------------------------------------------


           Segment Reporting                                      Franchise             Bakery       Consolidated
           December 31, 1998                                     Operations         Operations              Total
           ---------------------------------------------------------------------------------------------------------
           Revenue from external customers                    $   5,160,741      $     829,803      $   5,990,544
           Interest expense - net                                   408,836             26,748            435,584
           Depreciation and amortization                            873,981            166,279          1,040,260
           Segment loss                                          (5,457,918)          (218,474)        (5,676,392)
           Segment assets                                        13,068,764          1,639,090         14,707,854

           Expenditures for segment assets                          208,685             21,249            229,934
           ---------------------------------------------------------------------------------------------------------

13.      Subsequent Events

         In October 1999, the Company granted options to officers, employees and consultants to purchase an aggregate of 3,995,000 shares of its common stock with exercise prices ranging from $0.29 to $0.50 per share. All of the granted options have an expiration date of September 2004.

Read independent auditors' report.                                          F-45

                     JRECK Subs Group, Inc. and Subsidiaries
                   Consolidated Notes to Financial Statements

                  For the Nine Months Ended September 30, 1999
                      and the Year Ended December 31, 1998

14.      Transition Period Due to Change in Fiscal Year

         During 1999, the Company changed its fiscal period from December 31 to September 30. Accordingly, the consolidated financial statements presented reflect operating results and cash flows for a nine month period and twelve month period ended September 30, 1999 and December 31, 1998, respectively. For comparative purposes, the unaudited operating results and cash flows for the nine months ended September 30, 1998 are as follows:

                                                                                   Nine Months
                                                                                      Ended
                                                                                  September 30,
                                                                                       1998
                                                                                   (Unaudited)
                    -----------------------------------------------------------------------------------
                    Revenues:
                        Franchising related revenues                                   $   2,652,781
                        Retail sales - company-owned stores                                1,353,366
                        Retail sales - bakery and other products                             736,171
                        Other revenues                                                        46,522
                    -----------------------------------------------------------------------------------
                                                                                           4,788,840

                    Operating costs and expenses:
                        Franchise servicing costs                                          1,484,583
                        Cost of retail sales and operating costs - stores                  1,460,087
                        Cost of retail sales and operating costs - bakery                    680,363
                        General and administrative                                         1,257,656
                        Consulting and investor relations                                    852,486
                        Series D preferred stock conversion penalty                          718,272
                        Amortization and depreciation                                        865,678
                    -----------------------------------------------------------------------------------
                                                                                           7,319,125
                    -----------------------------------------------------------------------------------

                    Loss from operations                                                  (2,530,285)
                    Other expense - interest                                                (248,830)
                    -----------------------------------------------------------------------------------
                    Net loss                                                              (2,779,115)
                    Preferred stock dividends                                             (1,724,092)
                    -----------------------------------------------------------------------------------
                    Net loss applicable to common stock                                   (4,503,207)
                    ===================================================================================
                    Weighted average of common shares outstanding                         16,378,836
                    ===================================================================================
                    Net loss per common share - basic and diluted                      $        (.27)
                    ===================================================================================

                    Net cash used by operating activities                              $  (1,256,394)
                    Net cash used by investing activities                                   (531,748)
                    Net cash provided by financing activities                              1,613,908
                    -----------------------------------------------------------------------------------
                        Net decrease in cash and cash equivalents                      $    (174,234)
                    ===================================================================================

Read independent auditors' report.                                          F-46