Form 10QSB/A
period 1998-09-30
JRECK SUBS GROUP INC
filed 2000-02-03
CIK 1018725

Form 10-QSB/A

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

                                     0-23545
                                     -------
                             Commission File Number

                             Jreck Subs Group, Inc.
                             ----------------------
        (Exact name of small business issuer as specified in its charter)

          Colorado                                  84-1317674
          --------                                  ----------
 (state or other jurisdiction of         (IRS Employer Identification Number)
 incorporation of organization)

          2101 West State Road 434, Suite 100, Longwood, Florida, 32779
          -------------------------------------------------------------
                    (Address of principal executive offices)

                                 (407) 682-6363
                                 --------------
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the post 90 days.

                                 Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the most recent practicable date: September 30, 1998-16,596,628 Shares

          Transitional Small Business Disclosure Format: Yes [ ] No [X]

                          PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

                                            Jreck Subs Group, Inc.
                                         Consolidated Balance Sheet
                                   September 30, 1998 and December 31, 1997

                    ASSETS
                                                                               Sep. 30, 1998       Dec. 31, 1997
                                                                               -------------       -------------
Current Assets:
 Cash & Cash Equivalents                                                        $    253,184        $   427,420
 Accounts Receivable-Trade, net of allowance of $60,000                              333,152            391,567
 Current Portion of Notes Receivable                                                 100,000            168,560
 Prepaid Expenses                                                                    495,530            730,811
                                                                                ------------        -----------
  Total Current Assets                                                             1,181,866          1,718,358

Property & Equipment-Net                                                           1,818,588          1,930,990

Other Assets:
 Notes Receivable                                                                    601,152            173,704
 Excess of Cost Over Fair Value of Net Assets Acquired                            14,357,392         11,521,526
 Covenants Not To Compete & Other Intangible Assets                                  427,829            512,777
 Deferred Loan Costs                                                                 610,960            597,760
 Other                                                                               121,912             34,097
                                                                                ------------        -----------
  Total Other Assets                                                              16,119,245         12,839,864

Total Assets                                                                    $ 19,119,699        $16,489,212
                                                                                ============        ===========

                       LIABILITIES & STOCKHOLDERS' EQUITY


Current Liabilities:
 Current Portion of Long Term Debt                                              $  1,448,625        $ 2,163,554
 Current Portion of Notes Payable to Related Parties                                  60,000            434,765
 Accounts Payable-Trade                                                              727,874          1,020,101
 Accrued Expenses                                                                    517,566          1,196,130
 Accrued Preferred Stock Dividend                                                    210,840                  0
 Liability to issue Common Stock                                                   1,793,750          2,234,375
                                                                                ------------        -----------

  Total Current Liabilities                                                        4,758,655          7,048,945

Long Term Debt-Related Parties                                                       476,059            323,032
               Other                                                               2,353,373          1,619,115
Redeemable Common Stock                                                              801,000            500,000

Stockholders' Equity:
 Preferred Stock-2,620 Shares Outstanding                                          4,288,373          2,020,000
 Common Stock Authorized-50 Million Shares
              Issued-16,597 Million Shares                                        23,694,423         17,729,478
 Less Stock Subscription Receivable                                               (2,400,000)        (2,400,000)
 Accumulated Deficit                                                             (14,852,184)       (10,351,358)
                                                                                ------------        -----------
  Total Stockholders' Equity                                                      10,730,612          6,996,120

 Total Liabilities & Stockholders' Equity                                       $ 19,119,699        $16,489,212
                                                                                ============        ===========

The interim financial statements include all adjustment which, in the opinion of management, are necessary in order to make the financial statements not misleading.

                                            Jreck Subs Group, Inc.
                                           Statement of Operations
                                         Nine Months & Quarters Ended
                                         September 30, 1998 and 1997

                                                   Nine Months          Nine Months             Quarter               Quarter
                                                     Ended                 Ended                 Ended                 Ended
                                               September 30, 1998    September 30, 1997    September 30, 1998    September 30, 1997
                                               ------------------    ------------------    ------------------    ------------------
 Revenues:
 Continuing Royalties                            $   1,996,445        $     358,199        $     731,882       $     137,413
 Initial Franchise & Franchise Transfer Fees           127,000                    0               57,601                   0
 Retail Store Sales-net                              1,353,366               61,551              390,507              61,551
 Bakery Operation Sales-net                            736,171              174,703              211,059             174,703
 Other                                                 636,528                    0              184,244                   0
                                                 -------------        -------------        -------------       -------------
   Total Revenue                                     4,849,510              594,453            1,575,293             373,667

 Costs Applicable to Sales & Revenue                   783,024               96,373              231,703              96,373
 Selling, General & Administrative Expenses          3,824,934              652,903            1,461,766             459,869
 Business Development Costs                          1,127,537            2,528,493               46,093           1,088,493
 Interest                                              248,830               79,875               68,997              40,158
 Depreciation & Amortization                           865,678               72,945              312,702              43,324
 Series D Preferred Stock Conversion Penalty           718,272                    0                    0                   0
 Loss on Disposal of Property, Plant & Equipment        60,350                    0                    0                   0
                                                 -------------        -------------        -------------       -------------
   Total Expenses                                    7,628,625            3,430,589            2,121,261           1,728,217

   Net Loss                                         (2,779,115)          (2,836,136)            (545,968)          (1,354,550)
   Preferred Stock Dividends                        (1,724,092)                   0           (1,724,092)                   0
                                                 -------------        -------------        -------------       -------------

   Net Loss                                      $  (4,503,207)       $  (2,836,136)       $  (2,270,060)      $  (1,354,550)
                                                 =============        =============        =============       =============
 Weighted Average Common Shares Outstanding         15,369,469           10,524,992           16,500,034          11,848,834
                                                 =============        =============        =============       =============
 Loss per Share                                  $      (0.293)       $      (0.299)       $      (0.138)      $      (0.114)
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

                                       Jreck Subs Group, Inc.
                                      Statement of Cash Flows
                                    Nine Months & Quarters Ended
                                    September 30, 1998 and 1997

                                                   Nine Months          Nine Months             Quarter               Quarter
                                                     Ended                 Ended                 Ended                 Ended
                                               September 30, 1998    September 30, 1997    September 30, 1998    September 30, 1997
                                               ------------------    ------------------    ------------------    ------------------
Operating Activities:
Net Loss                                          $  (2,779,115)       $  (2,836,136)       $    (545,968)      $  (1,354,550)
Non-Cash Expenses Included in Net Income:
 Depreciation & Amortization                            865,678               72,945              312,702              43,324
 Consulting Fees paid in Common Stock
  and Options                                           345,230            2,294,127                    0             935,200
 Conversion Penalty on Series D Preferred Stock         718,272                    0                    0                   0
 Loss on Disposal of Property, Plant & Equipment         60,350                    0                    0                   0
Adjustments to Reconcile Net Loss to Cash
 Provided (Consumed) by Operating Activities:
 (Increase) in Accounts Receivable                       58,416                    0              (14,380)             (1,009)
 (Increase) in Prepaid Expenses                         235,281             (942,997)              68,347            (942,997)
 Increase in Accounts Payable & Accruals               (760,506)              74,374             (129,189)           (464,184)
                                                  -------------        -------------        -------------       -------------
Cash Consumed by Operating Activities                (1,256,394)          (1,337,687)            (308,488)         (1,604,216)

Financing Activities:
 Proceeds From the Issuance of

  Preferred Stock (Common In '97)                     1,817,490              715,000                    0             495,000
 Payments on Long Term Debt                            (740,350)                   0             (100,000)                  0
 Proceeds of Long Term Debt                             550,000            1,197,099              350,000           1,197,099
 Dividends Paid                                         (13,232)             (44,571)                   0             (18,171)
                                                  -------------        -------------        -------------       -------------
Cash Generated by Financing Activities                1,613,908            1,867,528              250,000           1,673,928

Investing Activities:
 Advances Made on Notes Receivable                     (402,636)                   0                    0                   0
 Payments Collected on Notes Receivable                  43,747                    0               11,188             150,311
 Acquisition of Equipment                               (50,859)             (18,673)                   0                   0
 Cash Paid in Connection with Acquisitions             (122,000)            (331,964)              (5,165)                  0
                                                  -------------        -------------        -------------       -------------
Cash Expended on Investing Activities                  (531,748)            (350,657)               6,023             150,311

Net Increase (Decrease) in Cash                        (174,234)             179,184              (52,465)             20,023
Cash & Cash Equivalents-Beginning                       427,420               47,368              305,651             206,529
                                                  -------------        -------------        -------------       -------------
Cash & Cash Equivalents-Ending                    $     253,184        $     226,552        $     253,184       $     226,562
                                                  =============        =============        =============       =============

The interim financial statements include all adjustments which, in the opinion of management, are necessary in order to make the financial statements not misleading.

                             Jreck Subs Group, Inc.
                          Notes to Financial Statements
                                   Form 10-QSB
                               September 30, 1998

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

Results of Operations:

The Company had a net loss of $545,968 for the three months ended September 30, 1998 compared to a net loss of $1,354,550 for the same period in 1997. The decrease in net loss is primarily the result significant business acquisitions had in shifting the business structure, coupled with a decrease of $935,200 in 1998 in non-cash consulting and business development expenses that were reflected in the 3rd quarter of 1997. The aggregate sales of $390,507 generated by company owned restaurants acquired in 1997, offset by food costs and operating costs of $188,685 and $232,824, respectively, resulted in contributing $31,002 to the 1998 quarter loss. The bakery operations generated revenues of $211,059 offset by product costs of $43,018 and operating expenses of $121,562, thereby contributing $46,479 in income to offset the overall 1998 quarter loss compared to a bakery operating loss of $93,525 in the same period of 1997. The 1998 quarter reflects the operations of the Company's Watertown bakery, whereas 1997 bakery operations reflect the Tampa operation which had been reorganized and discontinued by 3rd quarter of 1998. Other changes for the quarter ended September 30, 1998 were an increase over 1997 of $269,378 in amortization and depreciation expense and interest expense increasing from $40,158 to $68,997, primarily the result of debt assumed and originating from the Company's acquisitions. Business expansion expenses were $1,088,493 in 1997 compared to $46,094 in the same quarter of 1998.

The revenue of the Company increased $1,201,626 to $1,575,293 for the three months ended September 30, 1998 from $373,667 for the same period in 1997. The increase is primarily due to the impact of businesses acquired in the 3rd and 4th quarters of 1997 and 1st quarter of 1998 generating $836,314 of additional franchising revenue and the sales contributions of $390,507 and $211,059 in 1998 from the Company stores and bakery, respectively, compared to $61,551 and $174,703 for each of the activities in 1997.

Costs and operating expenses applicable to sales and revenue increased $1,137,227 to $1,693,469 for the three months ended September 30, 1998 from $556,242 for the same period in 1997. This increase is also primarily due to the effects of business acquisitions made in 1997 including restaurant and bakery food costs and operating expenses of $585,089 in 1998 compared to $324,266 in 1997. Additional franchise servicing costs of $510,384 in 1998 were the result of business acquisitions made in 3rd & 4th quarter of 1997.

Liquidity and Capital Resources:

Working capital deficit at September 30, 1998 was $3,576,789 compared with a deficit of $5,330,587 on December 31, 1997 a decrease of $1,753,798. The decrease in deficit is primarily due to the Company's issuance of $2,500,000 in Series D Preferred Stock in January of 1998. The proceeds of this offering were substantially used to pay down existing debt or to satisfy other obligations.

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

Results of Operations:

The Company had a net loss of $2,779,115 for the nine months ended September 30, 1998 compared to a net loss of $2,836,136 for the same period in 1997. The decrease in net loss is primarily the result significant business acquisitions had in shifting the business structure, coupled with a decrease of $2,096,810 in 1998 in non-cash consulting and business development expenses that were reflected in the first nine months of 1997. The aggregate sales of $1,353,366 generated by the company owned stores in 1998, offset by food costs and operating costs of $568,474 and $891,612, respectively, resulted in contributing $106,721 to the 1998 nine month loss. The bakery operations generated revenues of $736,171 offset by product costs of $214,549 and operating expenses of $546,380 thereby contributing $24,759 toward the 1998 net loss. Other changes for the nine months ended September 30, 1998 were an increase over 1997 of
$630,549 in amortization and depreciation expense, and interest expense increasing from $79,875 to $248,330, primarily the result of debt assumed and originating from the Company's acquisitions. Business expansion expenses were $2,528,493 in 1997 compared to $1,127,537 in the same period of 1998. The revenue of the Company increased $4,255,057 to $4,849,510 for the nine months ended September 30, 1998 from $594,453 for the same period in 1997. The increase is primarily due to the impact of businesses acquired in the 3rd and 4th quarters of 1997 generating $2,400,774 of additional franchising revenue and the sales contributions of $1,353,366 and $736,171 in 1998 from the Company stores and bakery, respectively, compared to $61,551 and $174,703 for each of the activities in 1997.

Costs and operating expenses applicable to sales and revenue increased $3,558,682 to $4,327,958 for the nine months ended September 30, 1998 from $749,276 for the tame period in 1997. This increase is also primarily due to the effects of business acquisitions made in 1997 including restaurant and bakery food costs and operating expenses of $2,221,017 in 1998 compared to $324,266 in 1997. Additional franchise servicing costs of $1,358,298 in the first nine months of 1998 over the same period in 1997 were the result of business acquisitions made in 3rd & 4th quarter 1997.

Impact of Year 2000:

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

                           PART II - OTHER INFORMATION

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

Jreck Subs Group, Inc.
-------------------------
    (Registrant)

                                  President  & Duly
01/27/00  Christopher M. Swartz   Authorized Officer   /s/ Christopher M. Swartz
--------  ---------------------   ------------------   -------------------------
 Date           Print Name             Title                  Signature

                                  Chief Financial
                                  Officer & Principal
01/27/00  Michael E. Cronin       Accounting Officer   /s/ Michael E. Cronin
--------  ---------------------   -------------------  -------------------------
 Date        Print Name                Title                  Signature