Form 10QSB
period 1999-12-31
JRECK SUBS GROUP INC
filed 2000-02-14
CIK 1018725

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

            [As last amended in Release No. 34-38850, July 18, 1997,
                  effective September 2, 1997, 62 F.R. 39755]


        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended December 31, 1999

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the most recent practicable date: December 31, 1999 - 28,783,440 Shares

          Transitional Small Business Disclosure Format: Yes [ ] No [X]

The interim financial statements include all adjustments which, in the opinion of management, are necessary in order to make the financial statements not misleading.

                          PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

                     JRECK Subs Group, Inc. and Subsidiaries
                          Consolidated Balance Sheets
           as of December 31, 1999 (Unaudited) and September 30, 1999

                                                                             December 31,          September 30,
                                                                                 1999                   1999
---------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
    Cash and cash equivalents, including restricted cash of $35,347
      and $35,086, respectively                                              $      102,523          $     121,292
    Accounts receivable - trade, net of allowance for doubtful
      accounts                                                                      341,815                365,618
    Prepaid expenses                                                                686,135                456,883
    Current portion of notes receivable                                              80,000                 80,000
---------------------------------------------------------------------------------------------------------------------
        Total current assets                                                      1,210,473              1,023,793
---------------------------------------------------------------------------------------------------------------------

Property and equipment, net                                                         714,315                726,667
---------------------------------------------------------------------------------------------------------------------
Other assets:
    Goodwill, net of accumulated amortization of $1,108,754 and
      $984,817, respectively                                                      8,863,138              8,987,076
    Covenants not to compete, net of accumulated amortization of
      $430,293 and $388,458, respectively                                            71,707                113,542
    Deferred loan costs, net                                                        360,038                376,403
    Other                                                                           104,717                106,750
---------------------------------------------------------------------------------------------------------------------

Total assets                                                                 $   11,324,388          $  11,334,231
=====================================================================================================================

The interim financial statements include all adjustments which, in the opinion of management, are necessary in order to make the financial statements not misleading.

                     JRECK Subs Group, Inc. and Subsidiaries
                          Consolidated Balance Sheets
      As of December 31, 1999 (Unaudited) and September 30, 1999, Continued

                                                                             December 31,          September 30,
                                                                                 1999                   1999
---------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current liabilities:
    Current portion of long-term debt                                        $    1,564,829         $    1,606,041
    Accounts payable                                                                589,587                496,553
    Accrued liabilities                                                             757,498                552,881
    Accrued preferred stock dividends                                               248,390                247,764
---------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                         3,160,304              2,903,239

Long-term debt, less current portion                                                763,505                763,505
Note payable to related party                                                       245,939                245,939
---------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                 4,169,748              3,912,683
---------------------------------------------------------------------------------------------------------------------

Redeemable common stock                                                             293,000                293,000
---------------------------------------------------------------------------------------------------------------------

Redeemable Series F Preferred Stock, no par value, 250 shares
    authorized, 197.5 shares issued and outstanding                               2,468,750              2,468,750
------------------------------------------------------------------------ ---------------------- ---------------------
Stockholders' equity:
    Series C Convertible Preferred Stock, no par value, 120 shares
      authorized, issued and outstanding                                            120,000                120,000
    Common stock, no par value, 50,000,000 shares authorized,
      28,783,440 and 28,403,440 shares issued and outstanding, respectively      28,638,128             28,394,179
    Accumulated deficit                                                         (20,177,738)           (19,666,881)
    Less:  Stock subscriptions receivable                                        (4,187,500)            (4,187,500)
---------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                        4,392,890              4,659,798
---------------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                                   $   11,324,388          $  11,334,231
=====================================================================================================================

The interim financial statements include all adjustments which, in the opinion of management, are necessary in order to make the financial statements not misleading.

                     JRECK Subs Group, Inc. and Subsidiaries
                     Consolidated Statements of Operations
        For the Three Months Ended December 31, 1999 and 1998 (Unaudited)


                                                                             Three Months          Three Months
                                                                                 Ended                 Ended
                                                                             December 31,           December 31,
                                                                                 1999                   1998
---------------------------------------------------------------------------------------------------------------------
Revenues:
    Continuing royalty revenues                                              $      642,686         $      649,488
    Initial royalty revenues                                                         45,000                 33,666
    Retail sales - company-owned stores                                                   -                110,878
    Retail sales - bakery and other products                                        194,859                163,024
    Other revenues                                                                  251,007                183,528
---------------------------------------------------------------------------------------------------------------------
                                                                                  1,133,552              1,140,584

Operating costs and expenses:
    Franchise servicing costs                                                       387,661                404,842
    Cost of retail sales and operating costs - stores                                     -                117,561
    Cost of retail sales and operating costs - bakery                               187,616                169,000
    General and administrative                                                      461,952                319,875
    Consulting and investor relations                                               234,146                 52,851
    Bad debt expense                                                                      -                125,417
    Long-lived asset writedown                                                            -              1,902,290
    Amortization and depreciation                                                   182,414                294,239
---------------------------------------------------------------------------------------------------------------------
                                                                                  1,453,789              3,386,075
---------------------------------------------------------------------------------------------------------------------
Loss from operations                                                               (320,237)            (2,245,491)

Other income (expense):
    Interest, net                                                                   (78,619)              (186,754)
    Loss on disposal of property, plant and equipment                                     -               (465,032)
    Other, net                                                                      (62,000)                     -
---------------------------------------------------------------------------------------------------------------------

Net loss                                                                           (460,856)            (2,897,277)
Preferred stock dividends                                                           (50,001)               (52,900)
---------------------------------------------------------------------------------------------------------------------

Net loss applicable to common stock                                          $     (510,857)         $  (2,950,177)
====================================================================================================================-

Weighted average of common shares outstanding                                    28,704,962             17,681,179
====================================================================================================================-

Net loss per common share - basic and diluted                             $            (.02)    $             (.17)
====================================================================================================================-

The interim financial statements include all adjustments which, in the opinion of management, are necessary in order to make the financial statements not misleading.

                     JRECK Subs Group, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
        For the Three Months Ended December 31, 1999 and 1998 (Unaudited)


                                                                                    Three Months           Three Months
                                                                                        Ended                 Ended
                                                                                    December 31,           December 31,
                                                                                        1999                   1998
----------------------------------------------------------------------------------------------------------------------------
Operating activities:
    Net loss                                                                        $     (460,856)         $  (2,897,277)
    Adjustments to reconcile net loss to net cash provided by operating
        Amortization and depreciation                                                      182,414                294,239
        Write down of long-lived assets                                                          -              1,902,290
        Bad debts                                                                                -                125,417
        Loss on disposal of property, plant and equipment                                        -                465,032
        Stock and stock options issued for services                                         26,468                 51,526
        Prepaid interest and loan fees amortized to interest expense                        16,365                 18,876
        Amortization of deferred loan costs                                                  6,000                 14,222
        Prepaid consulting fees amortized to consulting and investor                       178,404                121,839
        Other                                                                                    -               (112,076)
        (Increase) decrease in:
           Accounts receivable                                                              23,803                (65,603)
           Prepaid expenses                                                                 23,575               (117,595)
        Increase (decrease) in:
           Accounts payable                                                                 93,034                274,235
           Accrued liabilities                                                              (9,133)               191,193
----------------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                                   80,074                266,318
----------------------------------------------------------------------------------------------------------------------------
Investing activities:
    Purchase of property and equipment                                                      (2,256)                     -
    Proceeds from disposal of property, plant and equipment and sale of assets                   -                518,226
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                                         (2,256)               518,226
----------------------------------------------------------------------------------------------------------------------------
Financing activities:
    Payments on redeemable common stock                                                          -               (243,750)
    Payments on long-term debt                                                             (47,212)              (474,100)
    Payment of preferred stock dividends                                                   (49,375)                (9,300)
----------------------------------------------------------------------------------------------------------------------------
Net cash (used in) financing activities                                                    (96,587)              (727,150)
----------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                       (18,769)                57,394
Cash and cash equivalents, beginning of period                                             121,292                253,184
----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                           $       102,523        $       310,578
============================================================================================================================

The interim financial statements include all adjustments which, in the opinion of management, are necessary in order to make the financial statements not misleading.

                                      JRECK Subs Group, Inc. and Subsidiaries
                                  Consolidated Statements of Stockholders' Equity
        For the Three Months Ended December 31, 1999 (Unaudited) and the Nine Months Ended September 30, 1999



                                                       Common              Preferred Series C          Preferred Series D
                                                Shares        Amount        Shares    Amount        Shares        Amount
---------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                    19,503,596   $26,225,338         120   $120,000         2,350    $3,918,271

Converstion of debt to equity                    692,308       159,400           -          -             -             -
Stock issued for current and prepaid           1,291,667       340,000           -          -             -             -
Exercise of options for common stock              37,500             -           -          -             -             -
Stock issued for marketable security             769,230       174,563           -          -             -             -
Conversion of preferred Series D to common
  stock                                        4,250,499       791,983           -          -          (475)     (791,983)
Conversion of preferred Series D stock
  dividend                                       397,966        44,399           -          -             -             -
Acquisition and retirement of common stock      (776,779)   (1,111,031)          -          -             -             -
Other stock sales                                500,000       150,000           -          -             -             -
Stock issued for price adjustments               850,000       197,695           -          -             -             -
Stock issued on acquisition restructuring        887,453       664,294           -          -             -             -
Conversion of preferred Series D to Series F
  redeemable preferred stock                           -       757,538           -          -        (1,875)   (3,126,288)
Preferred dividends                                    -             -           -          -             -             -
Net loss                                               -             -           -          -             -             -
---------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1999                   28,403,440    28,394,179         120    120,000             -             -

Stock issued for current and prepaid services    380,000        71,250           -          -             -             -
Options issued for current and prepaid services        -       172,699           -          -             -             -
Preferred dividends                                    -             -           -          -             -             -
Net loss                                               -             -           -          -             -             -
---------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                    28,783,440   $28,638,128         120   $120,000             -   $         -
===========================================================================================================================

The interim financial statements include all adjustments which, in the opinion of management, are necessary in order to make the financial statements not misleading.


                     JRECK Subs Group, Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
            For the Three Months Ended December 31, 1999 (Unaudited)
            and the Nine Months Ended September 30, 1999 (Continued)
                                            Accumulated   Subscription     Total
                                              Deficit        Notes         Equity
------------------------------------------------------------------------------------
Balance, December 31, 1998                  $(17,751,842) $(4,187,500)   $8,324,267

Converstion of debt to equity                         -             -       159,400
Stock issued for current and prepaid                  -             -       340,000
Exercise of options for common stock                  -             -             -
Stock issued for marketable security                  -             -       174,563
Conversion of preferred Series D to common
  stock                                               -             -             -
Conversion of preferred Series D stock          (44,399)            -             -
Acquisition and retirement of common stock            -             -    (1,111,031)
Other stock sales                                     -             -       150,000
Stock issued for price adjustments                    -             -       197,695
Stock issued on acquisition restructuring             -             -       664,294
Conversion of preferred Series D to Series F
  redeemable preferred stock                          -             -    (2,368,750)
Preferred dividends                            (102,541)            -      (102,541)
Net loss                                     (1,768,099)            -    (1,768,099)
------------------------------------------------------------------------------------
Balance, September 30, 1999                 (19,666,881)   (4,187,500)    4,659,798

Stock issued for current and prepaid
  services                                            -             -        71,250
Options issued for current and prepaid
  services                                            -             -       172,699
Preferred dividends                             (50,001)            -       (50,001)
Net loss                                       (460,856)            -      (460,856)
------------------------------------------------------------------------------------
Balance, December 31, 1999                  $(20,177,738) $(4,187,500)   $4,392,890
====================================================================================

The interim financial statements include all adjustments which, in the opinion of management, are necessary in order to make the financial statements not misleading.

                             Jreck Subs Group, Inc.
                      Notes to Interim Financial Statements
                                  Form 10-QSB
                               December 31, 1999

Note 1. The unaudited financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended September 30, 1999. The results of operations for the three months ended December 31, 1999 are not necessarily indicative of those to be expected for the entire year.

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

Overview

         The Company derives its revenue from several sources: royalties, franchise fees and other franchise related activities as well as a bakery acquired to supply sandwich rolls to certain franchisees. All company owned restaurants were disposed by the end of 1998 by selling or transferring them to new or existing franchisees. The Company has approximately 210 franchised units at December 31, 1999.

Three Months Ended December 31, 1999 Compared to Three Months Ended December 31, 1998.

Results of Operations

         The results of operations for the three months ended December 31, 1999 reflect no retail sales as all company owned restaurants were disposed by the end of 1998.

         The Company had a net loss of ($460,856) for the three months ended December 31, 1999 compared to a net loss of ($2,897,277) for the same period in 1998. The decrease in the net loss is primarily from the result of a one time charge of $1,902,290 incurred during the three months ended December 31, 1998 due to a goodwill adjustment from the write-down of long-lived assets and a loss of $465,032 from the disposition of the Company's corporately owned restaurants. These items were reflected in a loss per share of $0.02 for the three months ended December 31, 1999 compared to a loss per share of $0.17 for the same period in 1998.

         Total revenues decreased $7,032 or 0.6% to $1,133,552 for the three months ended December 31, 1999 compared to $1,140,584 for the same period in 1998. $110,878 of this decrease is the result of the sale of all corporately owned restaurants by the end of 1998. Revenues from bakery sales were $194,859 for the three months ended December 31, 1999 compared to $163,024 for the same period in 1998, an increase of $31,835. Royalties decreased $6,802 or 1.0% to $642,686 for the three months ended December 31, 1999 compared to $649,488 for the same period in 1998. The decrease is primarily from the sale of the Company's Little King's and Georgio's submarine sandwich chains which were sold prior to the end of the Company's fiscal year of September 30, 1999.

         Total expenses decreased $1,932,286 or 57.1% to $1,453,789 for the three months ended December 31, 1999 compared to $3,386,075 for the same period in 1998. The decrease is primarily due to the result of a one time charge of $1,902,290 incurred during the three months ended December 31, 1998 due to a goodwill adjustment from the write-down of long-lived assets. General and administrative expenses increased $142,077 or 44.4% to $461,952 for the three months ended December 31, 1999 compared to $319,875 for the same period in 1998 due to an increase in corporate staff and professional expenses from the Company changing its fiscal year. Cost of retail sales for the Company's corporately owned restaurants were $117,561 for the three months ended December 31, 1998 compared to $0 for the same period in 1999 as the Company disposed of all of its corporately owned restaurants prior to the end of 1998.

Liquidity and Capital Resources

         Net cash provided by operating activities was $80,074 for the three months ended December 31, 1999 compared to net cash provided by operating activities of $266,318 for the comparable period in 1998. The decrease in cash provided by operating activities is primarily attributable to a net increase in accounts receivable, prepaid expenses, accounts payable and accrued expenses of $131,279 for the three months ended December 31, 1999 compared to $282,230 for the same period in 1998.

         Net cash used by investing activities was $2,256 for the three months ended December 31, 1999 compared to net cash provided by investing activities of $518,226 for the comparable period in 1998 as the Company sold all of its corporately owned restaurants.

         Net cash of $96,587 was used by financing activities for the three months ended December 31, 1999 compared to net cash used of $727,150 for the comparable period in 1998. The 1998 amount reflects the redemption of $243,750 in redeemable common stock and payments on long-term debt of $474,100.

         Working capital deficit at December 31, 1999 was $1,949,831 compared with a deficit of $1,879,446 at September 30, 1999, an increase in deficit of $70,385.

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

Item 2. Changes in Securities and Use of Proceeds.

         The following table sets forth information with respect to the sale or issuance of unregistered securities by the Company between October 1, 1999 to December 31, 1999:

                                                                   Exempt From
                                                                    1933 Act
Shares  Type of   Value of                          Business     Registration In
Issued  Security  Consideration   To Whom Issued     Purpose       Reliance of:
------  --------  -------------   --------------   -------------   ------------
380,000 Common       $71,250       Compass Point     Consulting     Section 4(2)
                                     Group            Services

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

 Jreck Subs Group, Inc.
-------------------------
     (Registrant)

                                  President & Duly
02/12/00  Christopher M. Swartz   Authorized Officer   /s/ Christopher M. Swartz
--------  ---------------------   ------------------   -------------------------
 Date           Print Name             Title                  Signature

                                  Chief Financial
                                  Officer & Principal
02/12/00  Michael E. Cronin       Accounting Officer   /s/ Michael E. Cronin
--------  ---------------------   -------------------  -------------------------
 Date        Print Name                Title                  Signature