Form 10QSB
period 2000-03-31
JRECK SUBS GROUP INC
filed 2000-05-12
CIK 1018725

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

            [As last amended in Release No. 34-38850, July 18, 1997,
                  effective September 2, 1997, 62 F.R. 39755]


        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

                                 Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the most recent practicable date: March 31, 2000 - 31,562,182 Shares

          Transitional Small Business Disclosure Format: Yes [ ] No [X]

The interim financial statements include all adjustments which, in the opinion of management, are necessary in order to make the financial statements not misleading.

The interim financial statements include all adjustments which, in the opinion of management, are necessary in order to make the financial statements not misleading.

                          PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

Certified Public Accountants' Review Report

Board of Directors and Stockholders
JRECK Subs Group, Inc. and Subsidiaries
Longwood, Florida

We have reviewed the accompanying consolidated balance sheet of JRECK Subs Group, Inc. and Subsidiaries as of March 31, 2000 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the three and six months then ended. All information in these financial statements is the representation of the management of JRECK Subs Group, Inc. and Subsidiaries.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial statements consists principally of applying analytical procedures to financial data and making inquiries of personnel responsible for financial and accounting matter. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such am opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements in order for them to be in conformity with generally accepted accounting principles.

Certified Public Accountants
Tampa, Florida
May 3, 2000

                                  JRECK Subs Group, Inc. and SubsidiariesConsolidated Balance Sheets
                                        as of March 31, 2000 (Unaudited) and September 30, 1999

                                                                               March 31,           September 30,
                                                                                 2000                   1999
---------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
    Cash and cash equivalents, including restricted cash of $35,601
        and $35,086, respectively                                            $      335,446         $      121,292
    Accounts receivable - trade, net of allowance for doubtful accounts
                                                                                    312,623                365,618
    Prepaid expenses                                                                649,453                456,883
    Notes receivable                                                                 80,000                 80,000
---------------------------------------------------------------------------------------------------------------------
        Total current assets                                                      1,377,522              1,023,793
---------------------------------------------------------------------------------------------------------------------
Property and equipment, net                                                         671,161                726,667
---------------------------------------------------------------------------------------------------------------------

Other assets:
    Goodwill, net of accumulated amortization of $1,232,692 and
        $984,817, respectively                                                    8,739,200              8,987,076
    Covenants not to compete, net of accumulated amortization of
        $472,128 and $388,458, respectively                                          29,872                113,542
    Deferred loan costs, net                                                        343,673                376,403
    Other                                                                           102,683                106,750
---------------------------------------------------------------------------------------------------------------------
Total assets                                                                 $   11,264,111          $  11,334,231
=====================================================================================================================

The interim financial statements include all adjustments which, in the opinion of
management are necessary in order to make the financial statements not misleading.                              2

                                  JRECK Subs Group, Inc. and SubsidiariesConsolidated Balance Sheets
                                  As of March 31, 2000 (Unaudited) and September 30, 1999, Continued

                                                                               March 31,           September 30,
                                                                                 2000                   1999
---------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current liabilities:
    Current portion of long-term debt                                        $    1,304,754         $    1,606,041
    Accounts payable                                                                538,079                496,553
    Accrued liabilities                                                             781,735                552,881
    Deposit for sale of assets                                                      475,000                      -
    Accrued preferred stock dividends                                               249,016                247,764
---------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                         3,348,584              2,903,239

Long-term debt, less current portion                                                735,656                763,505
Note payable to related party                                                             -                245,939
---------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                 4,084,240              3,912,683
---------------------------------------------------------------------------------------------------------------------
Redeemable common stock                                                             293,000                293,000
---------------------------------------------------------------------------------------------------------------------
Redeemable Series F Preferred Stock, no par value, 250 shares
    authorized, 197.5 shares issued and outstanding                               2,468,750              2,468,750
---------------------------------------------------------------------------------------------------------------------
Stockholders' equity:
    Series C Convertible Preferred Stock, no par value, 120 shares
        authorized, issued and outstanding                                          120,000                120,000
    Common stock, no par value, 50,000,000 shares authorized,
        31,562,182 and 28,403,440 shares issued and outstanding,
        respectively                                                             29,343,113             28,394,179
    Accumulated deficit                                                         (20,857,492)           (19,666,881)
    Less:  Stock subscriptions receivable                                        (4,187,500)            (4,187,500)
---------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                        4,418,121              4,659,798
---------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                   $   11,264,111          $  11,334,231
=====================================================================================================================

The interim financial statements include all adjustments which, in the opinion of
management are necessary in order to make the financial statements not misleading.                              3

                             JRECK Subs Group, Inc. and SubsidiariesConsolidated Statements of Operations
                                For the Six and Three Months Ended March 31, 2000 and 1999 (Unaudited)

                                                         Six Months Ended   Six Months Ended  Three Months Ended  Three Months Ended
                                                             March 31,         March 31,           March 31,           March 31,
                                                               2000               1999               2000                1999
-----------------------------------------------------------------------------------------------------------------------------------
Revenues:
    Continuing royalty revenues                           $ 1,248,551        $ 1,281,996        $   605,865         $   632,508
    Initial royalty revenues                                   50,000             51,125              5,000              17,459
    Retail sales - company-owned stores                             -            110,878                  -                   -
    Retail sales - bakery and other products                  376,003            323,103            181,144             160,079
    Other revenues                                            569,136            324,309            318,129             140,781
-----------------------------------------------------------------------------------------------------------------------------------
Operating costs and expenses:
    Franchise servicing costs                                 744,668            901,524            357,007             496,682
    Cost of retail sales and operating costs - stores               -            117,561                  -                   -
    Cost of retail sales and operating costs - bakery         380,025            331,409            192,409             162,409
    General and administrative                                910,105            677,835            448,153             357,960
    Consulting and investor relations                         614,818            238,589            380,672             185,738
    Bad debt expense                                           25,442            125,417             25,442                   -
    Long-lived asset writedown                                      -          1,902,290                  -                   -
    Amortization and depreciation                             396,276            507,474            213,862             213,235
-----------------------------------------------------------------------------------------------------------------------------------
                                                            3,071,334          4,802,099          1,617,545           1,416,024
-----------------------------------------------------------------------------------------------------------------------------------
Loss from operations                                         (827,644)        (2,710,688)          (507,407)           (465,197)

Other income (expense):
    Interest, net                                            (193,165)          (322,701)          (114,546)           (135,947)
    Loss on disposal of property, plant and equipment               -           (504,638)                 -             (39,606)
    Other, net                                                (62,000)                 -                  -                   -
-----------------------------------------------------------------------------------------------------------------------------------
Net loss                                                   (1,082,809)        (3,538,027)          (621,953)           (640,750)
Preferred stock dividends                                    (107,802)           (96,540)           (57,801)            (43,640)
-----------------------------------------------------------------------------------------------------------------------------------
Net loss applicable to common stock                       $(1,190,611)       $(3,634,567)       $  (679,754)        $  (684,390)
===================================================================================================================================
Weighted average of common shares outstanding              29,046,200         19,336,079         29,391,187          20,375,969
===================================================================================================================================
Net loss per common share - basic and diluted             $     (.04)        $      (.19)       $      (.02)        $          (.03)
===================================================================================================================================

The interim financial statements include all adjustments which, in the opinion of
management are necessary in order to make the financial statements not misleading.                              4

                             JRECK Subs Group, Inc. and SubsidiariesConsolidated Statements of Cash Flows
                                For the Six and Three Months Ended March 31, 2000 and 1999 (Unaudited)

                                                         Six Months Ended   Six Months Ended  Three Months Ended  Three Months Ended
                                                               March 31,         March 31,           March 31,           March 31,
                                                                 2000              1999               2000                1999
------------------------------------------------------------------------------------------------------------------------------------
Operating activities:
    Net loss                                                 $(1,082,809)      $(3,538,027)         $(621,953)          $(640,750)
    Adjustments to reconcile net loss to net cash
        provided by operating activities:
        Amortization and depreciation                            396,276           507,474            213,862             213,235
        Write down of long-lived assets                                -         1,902,290                  -                   -
        Bad debts                                                 25,442           125,417             25,442                   -
        Loss on disposal of property, plant and equipment              -           504,638                  -              39,606
        Stock and stock options issued for services              131,468            51,526            105,000                   -
        Prepaid interest and loan fees amortized to
           interest expense                                       44,731           121,272             22,366              88,174
        Prepaid consulting fees amortized to consulting
           and investor relations expense                        385,703           257,577            207,299             135,738
        Other                                                     45,876          (112,076)            45,876                   -
        (Increase) decrease in:
           Accounts receivable                                    27,553           (44,458)             3,750              21,145
           Prepaid expenses                                       22,607          (179,637)              (968)            (62,042)
        Increase (decrease) in:
           Accounts payable                                       41,526           449,480            (51,508)            175,245
           Accrued liabilities                                   102,148           (83,313)           111,281            (274,506)
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities              140,521           (37,837)            60,447            (304,155)
------------------------------------------------------------------------------------------------------------------------------------
Investing activities:
    Collection on notes receivable                                     -            55,265                  -              55,265
    Purchase of property and equipment                            (5,158)                -             (2,902)                  -
    Deposit received for sale of assets                          475,000                 -            475,000                   -
    Proceeds from sale of assets                                       -           518,226                  -                   -
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by investing activities                        469,842           573,491            472,098              55,265
------------------------------------------------------------------------------------------------------------------------------------
Financing activities:
    Proceeds from preferred stock                                      -           200,000                  -             200,000
    Payments on redeemable common stock                                -          (243,750)                 -                   -
    Payments on long-term debt                                  (289,659)         (487,254)          (242,447)            (13,154)
    Payment of preferred stock dividends                        (106,550)           (9,300)           (57,175)                  -
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities             (396,209)         (540,304)          (299,622)            186,846
------------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents             214,154            (4,650)           232,923             (62,044)

Cash and cash equivalents, beginning of period                   121,292           253,184            102,523             310,578
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                     $   335,446       $   248,534          $ 335,446           $ 248,534
====================================================================================================================================

The interim financial statements include all adjustments which, in the opinion of
management are necessary in order to make the financial statements not misleading.                              5

                        JRECK Subs Group, Inc. and SubsidiariesConsolidated Statements of Stockholders' Equity
                   For the Six Months Ended March 31, 2000 (Unaudited) and the Nine Months Ended September 30, 1999


                               Common           Preferred Series C  Preferred Series D    Accumulated   Subscription     Total
                         Shares      Amount      Shares    Amount    Shares    Amount       Deficit         Notes        Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December
31, 1998               19,503,596   $26,225,338    120    $120,000    2,350   $3,918,271   $(17,751,842)  $(4,187,500)   $8,324,267

Conversion of
 debt to equity           692,308       159,400      -           -        -            -              -             -       159,400
Stock issued
 for current and
 prepaid services       1,291,667       340,000      -           -        -            -              -             -       340,000
Exercise of options
 for common stock          37,500             -      -           -        -            -              -             -             -
Stock issued for
 marketable security      769,230       174,563      -           -        -            -              -             -       174,563
Conversion of preferred
 Series D to
 common stock           4,250,499       791,983      -           -     (475)    (791,983)             -             -             -
Conversion of
 preferred Series D
 stock dividend           397,966        44,399      -           -        -            -        (44,399)            -             -
Acquisition and
 retirement of
 common stock            (776,779)   (1,111,031)     -           -        -            -              -             -    (1,111,031)
Other stock sales         500,000       150,000      -           -        -            -              -             -       150,000
Stock issued for
 price adjustments        850,000       197,695      -           -        -            -              -             -       197,695
Stock issued on
 acquisition
 restructuring            887,453       664,294      -           -        -            -              -             -       664,294
Conversion of
 preferred Series
 D to Series F
 redeemable preferred
 stock                          -       757,538      -           -   (1,875)  (3,126,288)             -             -    (2,368,750)
Preferred dividends             -             -      -           -        -            -       (102,541)            -      (102,541)
Net loss                        -             -      -           -        -            -     (1,768,099)            -    (1,768,099)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, September
 30, 1999              28,403,440    28,394,179    120     120,000        -            -    (19,666,881)   (4,187,500)    4,659,798

Stock issued for
 current and prepaid
 services               1,415,000       340,299      -           -        -            -              -             -       340,299
Options issued for
 current and prepaid
 services                       -       172,699      -           -        -            -              -             -       172,699
Conversion of debt
 to equity              1,743,742       435,936      -           -        -            -              -             -       435,936
Preferred dividends             -             -      -           -        -            -       (107,802)            -      (107,802)
Net loss                        -             -      -           -        -            -     (1,082,809)            -    (1,082,809)
-----------------------------------------------------------------------------------------------------------------------------------
Balance,
 March 31, 2000        31,562,182   $29,343,113    120    $120,000        -   $        -   $(20,857,492)  $(4,187,500)   $4,418,121
===================================================================================================================================

The interim financial statements include all adjustments which, in the opinion of
management are necessary in order to make the financial statements not misleading.                              6

                             Jreck Subs Group, Inc.
                      Notes to Interim Financial Statements
                                   Form 10-QSB
                                 March 31, 2000

Note 1. The unaudited financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended September 30, 1999. The results of operations for the six and three months ended March 31, 2000 are not necessarily indicative of those to be expected for the entire year.

Note 2. Effective April 28, 2000, the Company completed its sale of the Mountain Mike's Pizza franchising assets to Concept Acquisitions, LLC ("COAC") for $4,000,000. COAC is a company controlled by Bradley L. Gordon, who concurrent with this transaction resigned as Chief Operating Officer and as a Director of the Company. Mr. Gordon is President and Chief Executive Officer of COAC. The consideration consisted of $3,000,000 cash (of which $530,000 was immediately used to retire debt), a $200,000 note and COAC units with an $800,000 value representing an 18% participation in the Mountain Mike's Pizza franchising division. As stated in the accompanying March 31, 2000 financial statements, the Company had received a deposit for sale of assets of $475,000 from COAC.

Note 3. On March 31, 2000, the Company issued 894,911 shares of its common stock to retire indebtedness of $223,728 due to a company controlled by the Company's president.

Note 4. On March 31, 2000, the Company issued 848,831 shares of its common stock for satisfaction of a note with accrued interest totaling $212,208.

Note 5. Included in accrued liabilities of $781,735 at March 31, 2000 is $219,350 relating to the value of 965,000 shares of the Company's common stock to be issued in connection with consulting services.

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

Overview

         The Company derives its revenue from several sources: royalties, franchise fees and other franchise related activities as well as a bakery acquired to supply sandwich rolls to certain franchisees. All company owned restaurants were disposed by the end of 1998 by selling or transferring them to new or existing franchisees. The Company has approximately 210 franchised units at March 31, 2000.

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999.

Results of Operations

         The Company had a net loss of ($621,953) for the three months ended March 31, 2000 compared to a net loss of ($640,750) for the same period in 1999. The loss per share was $0.02 for the three months ended March 31, 2000 compared to a loss per share of $0.03 for the same period in 1999.

         Total revenues increased $159,311 or 16.8% to $1,110,138 for the three months ended March 31, 2000 compared to $950,827 for the same period in 1999. Revenues from bakery sales were $181,144 for the three months ended March 31, 2000 compared to $160,079 for the same period in 1999, an increase of $21,065. Royalties decreased $26,643 or 4.2% to $605,865 for the three months ended March 31, 2000 compared to $632,508 for the same period in 1999. The decrease is primarily from the sale of the Company's Little King's and Georgio's submarine sandwich chains which were sold prior to the end of the Company's fiscal year of September 30, 1999.

         Total expenses increased $201,521 or 14.2.1% to $1,617,545 for the three months ended March 31, 2000 compared to $1,416,024 for the same period in 1999. The increase is primarily due to an increase in consulting and investor relations expense which increased $194,934 to $380,672 for the three months ended March 31, 2000 compared to $185,738 for the same period in 1999. The increase in consulting and investor relations expense is consistent with the Company's effort to seek potential acquisition candidates. General and administrative expenses increased $90,193 or 25.2% to $448,153 for the three months ended March 31, 2000 compared to $357,960 for the same period in 1999 due to an increase in corporate staff and professional expenses. Franchise servicing costs decreased $139,675 or 28.1% to $357,007 for the three months ended March 31, 2000 compared to $496,682 for the same period in 1999 as two of the Company's submarine sandwich chains of Little King and Georgio's were sold prior to the end of the Company's fiscal year of September 30, 1999.

Liquidity and Capital Resources

         Net cash provided by operating activities was $60,447 for the three months ended March 31, 2000 compared to net cash used in operating activities of $(304,155) for the comparable period in 1999. The increase in cash provided by operating activities is primarily attributable to a net increase in accounts receivable, prepaid expenses, accounts payable and accrued expenses of $62,555 for the three months ended March 31, 2000 compared to a net decrease of $(140,158) for the same period in 1999.

         Net cash provided by investing activities was $472,098 for the three months ended March 31, 2000 compared to net cash provided by investing activities of $55,265 for the comparable period in 1999 as the Company received a deposit of $475,000 in connection with the sale of its Mountain Mike's Pizza franchise division which was completed on April 28, 2000.

         Net cash of $(299,622) was used by financing activities for the three months ended March 31, 2000 as payments on long-term debt and preferred stock dividends compared to net cash provided of $186,846 for the comparable period in 1999. The 1999 amount reflects the proceeds from the sale of preferred stock of $200,000.

         Working capital deficit at March 31, 2000 was $1,971,062 compared with a deficit of $1,949,831 at December 31, 1999, an increase in deficit of $21,231.

         The Company believes that cash flow from operations and from the sale of the Mountain Mike's Pizza franchising assets in April 2000 will continue to fund its operations as well as generate a portion of the capital necessary to meet the Company's obligations on its long-term debt. The Company intends to seek other sources of financing, restructure and/or pay off some of its long-term debt. There is no assurance that additional funding will be available, or that if available, it can be obtained on terms favorable to the Company. Failure to obtain such funding could adversely affect the Company's financial condition.

Six Months Ended March 31, 2000 Compared to Six Months Ended March 31, 1999.

Results of Operations

         The results of operations for the six months ended March 31, 2000 reflect no retail sales as all company owned restaurants were disposed by December 31, 1998.

         The Company had a net loss of ($1,082,809) for the six months ended March 31, 2000 compared to a net loss of ($3,538,027) for the same period in 1999. The decrease in the net loss is primarily from the result of a one time charge of $1,902,290 incurred during the six months ended March 31, 1999 due to a goodwill adjustment from the write-down of long-lived assets and a loss of $504,638 from the disposition of the Company's corporately owned restaurants and other assets. These items were reflected in a loss per share of $0.04 for the six months ended March 31, 2000 compared to a loss per share of $0.19 for the same period in 1999.

         Total revenues increased $152,279 or 7.3% to $2,243,690 for the six months ended March 31, 2000 compared to $2,091,411 for the same period in 1999. This increase was offset by a decrease of $110,878 resulting from the sale of all corporately owned restaurants by the end of 1998. Revenues from bakery sales were $376,003 for the six months ended March 31, 2000 compared to $323,103 for the same period in 1999, an increase of $52,900. Royalties decreased $33,445 or 2.6% to $1,248,551 for the six months ended March 31, 2000 compared to $1,281,996 for the same period in 1999. The decrease is primarily from the sale of the Company's Little King's and Georgio's submarine sandwich chains which were sold prior to the end of the Company's fiscal year of September 30, 1999.

         Total expenses decreased $1,730,765 or 36.0% to $3,071,334 for the six months ended March 31, 2000 compared to $4,802,099 for the same period in 1999. The decrease is primarily due to the result of a one time charge of $1,902,290 incurred during the six months ended March 31, 1999 due to a goodwill adjustment from the write-down of long-lived assets. General and administrative expenses increased $232,270 or 34.3% to $910,105 for the six months ended March 31, 2000 compared to $677,835 for the same period in 1999 due to an increase in corporate staff and professional expenses from the Company changing its fiscal year. Cost of retail sales for the Company's corporately owned restaurants were $117,561 for the six months ended March 31, 1999 compared to $0 for the same period in 2000 as the Company disposed of all of its corporately owned restaurants prior to the end of 1998. Franchise servicing costs decreased $156,856 or 17.4% to $744,668 for the six months ended March 31, 2000 compared to $901,524 for the same period in 1999 as two of the Company's submarine sandwich chains of Little King and Georgio's were sold prior to the end of the Company's fiscal year of September 30, 1999.

Liquidity and Capital Resources

         Net cash provided by operating activities was $140,521 for the six months ended March 31, 2000 compared to net cash used in operating activities of $(37,837) for the comparable period in 1999. The increase in cash provided by operating activities is primarily attributable to a net increase in accounts receivable, prepaid expenses, accounts payable and accrued expenses of $193,834 for the six months ended March 31, 2000 compared to $142,072 for the same period in 1999.

         Net cash provided by investing activities was $469,842 for the six months ended March 31, 2000 as the Company received a deposit of $475,000 in connection with the sale of its Mountain Mike's Pizza franchise division which was completed on April 28, 2000 compared to net cash provided by investing activities of $518,226 for the comparable period in 1999 as the Company sold all of its corporately owned restaurants.

         Net cash of $396,209 was used by financing activities for the six months ended March 31, 2000 as payments on long-term debt and preferred stock dividends compared to net cash used of $540,304 for the comparable period in 1999. The 1999 amount reflects the redemption of $243,750 in redeemable common stock, the proceeds of $200,000 from the issuance of preferred stock and payments on long-term debt of $487,254.

         Working capital deficit at March 31, 2000 was $1,971,062 compared with a deficit of $1,879,446 at September 30, 1999, an increase in deficit of $91,616.

The Company believes that cash flow from operations and from the sale of the Mountain Mike's Pizza franchising assets in April 2000 will continue to fund its operations as well as generate a portion of the capital necessary to meet the Company's obligations on its long-term debt. The Company intends to seek other sources of financing, restructure and/or pay off some of its long-term debt. There is no assurance that additional funding will be available, or that if available, it can be obtained on terms favorable to the Company. Failure to obtain such funding could adversely affect the Company's financial condition.

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

Item 2. Changes in Securities and Use of Proceeds.

         The following table sets forth information with respect to the sale or issuance of unregistered securities by the Company between January 1, 2000 to March 31, 2000:

                                                                     Exempt From
                                                                        1933 Act
Shares  Type of   Value of                          Business     Registration In
Issued  Security  Consideration   To Whom Issued     Purpose       Reliance of:
------  --------  -------------   --------------   -------------   ------------
235,000 Common       $54,050       Compass Point     Consulting     Section 4(2)
                                     Group            Services
500,000 Common      $110,000       Stockbroker       Consulting     Section 4(2)
                                     Relations        Services
150,000 Common       $52,500       James Skalko      Consulting     Section 4(2)
                                                      Services
150,000 Common       $52,500       Roger Tichenor    Consulting     Section 4(2)
                                                      Services
894,911 Common      $223,728       Tri-Emp           Settlement     Section 4(2)
                                     Enterprises      of Debt
848,831 Common      $212,208       Monterrey         Settlement     Section 4(2)
                                     Corporation      of Debt


Item 3. Defaults Upon Senior Securities.
        None

Item 4. Submission of Matters to a Vote of Security Holders.
        None

Item 5. Other Information.
        Effective April 28, 2000, Bradley L. Gordon, Chief Operating Officer and a Director of the Company, terminated his employment and board of directors' seat with the Company.

Item 6. Exhibits and Reports on Form 8-K.
        Waiver and Consent to Actions in Lieu of Special Meeting of Directors. Resignation Letter from Bradley L. Gordon.

                                   SIGNATURES

In accordance with all the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Jreck Subs Group, Inc.
-------------------------
     (Registrant)

                                  President & Duly
05/11/00  Christopher M. Swartz   Authorized Officer   /s/ Christopher M. Swartz
--------  ---------------------   ------------------   -------------------------
 Date           Print Name             Title                  Signature

                                  Chief Financial
                                  Officer & Principal
05/11/00  Michael E. Cronin       Accounting Officer   /s/ Michael E. Cronin
--------  ---------------------   -------------------  -------------------------
 Date        Print Name                Title                  Signature