Form 10QSB
period 2000-06-30
ULTIMATE FRANCHISE SYSTEMS INC
filed 2000-08-18
CIK 1018725

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

                  For the quarterly period ended June 30, 2000

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

              For the transition period from ________ to _________

                                     0-23545

                                     -------
                             Commission File Number

                        Ultimate Franchise Systems, Inc.
                        (formerly Jreck Subs Group, Inc.)
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

                                 Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the most recent practicable date: June 30, 2000 - 32,052,182 Shares

          Transitional Small Business Disclosure Format: Yes [ ] No [X]

                          PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

                Ultimate Franchise Systems, Inc. and Subsidiaries
                       (formerly Jreck Subs Group, Inc.)
                           Consolidated Balance Sheets
             as of June 30, 2000 (Unaudited) and September 30, 1999


                                                                               June 30,            September 30,
                                                                                 2000                   1999
---------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
    Cash and cash equivalents, including restricted cash of $0 and
        $35,086, respectively                                                 $   1,345,221         $      121,292
    Accounts receivable - trade, net of allowance for doubtful accounts             181,260                365,618
    Prepaid expenses                                                                399,512                456,883
    Notes receivable                                                                 80,000                 80,000
---------------------------------------------------------------------------------------------------------------------
        Total current assets                                                      2,005,993              1,023,793
---------------------------------------------------------------------------------------------------------------------
Property and equipment, net                                                         643,388                726,667
---------------------------------------------------------------------------------------------------------------------

Other assets:
    Goodwill, net of accumulated amortization of $779,248 and
        $984,817, respectively                                                    4,993,511              8,987,076
    Covenants not to compete, net of accumulated amortization of
        $502,000 and $388,458, respectively                                               -                113,542
    Note receivable                                                                 200,000                      -
    Investment in company                                                           468,829                      -
    Deferred loan costs, net                                                        327,308                376,403
    Other                                                                           100,650                106,750
---------------------------------------------------------------------------------------------------------------------
Total assets                                                                  $   8,739,679          $  11,334,231
=====================================================================================================================

The interim financial statements include all adjustments which, in the opinion of
management, are necessary in order to make the financial statements not misleading.                               2

                Ultimate Franchise Systems, Inc. and Subsidiaries
                       (formerly Jreck Subs Group, Inc.)
                           Consolidated Balance Sheets
        As of June 30, 2000 (Unaudited) and September 30, 1999, Continued

                                                                               June 30,            September 30,
                                                                                 2000                   1999
---------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current liabilities:
    Current portion of long-term debt                                          $    684,192         $    1,606,041
    Accounts payable                                                                329,799                496,553
    Accrued liabilities                                                             584,412                552,881
    Accrued preferred stock dividends                                               253,542                247,764
---------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                         1,851,945              2,903,239

Long-term debt, less current portion                                                718,784                763,505
Note payable to related party                                                             -                245,939
---------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                 2,570,729              3,912,683
---------------------------------------------------------------------------------------------------------------------
Redeemable common stock                                                             293,000                293,000
---------------------------------------------------------------------------------------------------------------------
Redeemable Series F Preferred Stock, no par value, 250
  shares authorized, 197.5 shares issued and outstanding                          2,468,750              2,468,750

---------------------------------------------------------------------------------------------------------------------
Stockholders' equity:
    Series C Convertible Preferred Stock, no par value, 120 shares
        authorized, issued and outstanding                                          120,000                120,000
    Common stock, no par value, 50,000,000 shares authorized,
        32,052,182 and 28,403,440 shares issued and outstanding,
        respectively                                                             29,468,713             28,394,179
    Accumulated deficit                                                         (21,994,013)           (19,666,881)
    Less:  Stock subscriptions receivable                                        (4,187,500)            (4,187,500)
---------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                        3,407,200              4,659,798
---------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                    $   8,739,679          $  11,334,231
=====================================================================================================================

The interim financial statements include all adjustments which, in the opinion of
management, are necessary in order to make the financial statements not misleading.                               3

                Ultimate Franchise Systems, Inc. and Subsidiaries
                       (formerly Jreck Subs Group, Inc.)
                      Consolidated Statements of Operations
     For the Nine and Three Months Ended June 30, 2000 and 1999 (Unaudited)

                                                                Nine Months         Nine Months       Three Months      Three Months
                                                                   Ended               Ended             Ended             Ended
                                                                  June 30,            June 30,           June 30,          June 30,
                                                                    2000                1999              2000               1999
------------------------------------------------------------------------------------------------------------------------------------
Revenues:
    Continuing royalty revenues                                $  1,666,049       $  1,970,920       $   417,498        $   688,924
    Initial royalty revenues                                         60,000             97,375            10,000             46,250
    Retail sales - company-owned stores                                   -            110,878                 -                  -
    Retail sales - bakery and other products                        599,823            520,638           223,820            197,535
    Other revenues                                                  737,667            589,777           168,531            265,468
------------------------------------------------------------------------------------------------------------------------------------
Operating costs and expenses:
    Franchise servicing costs                                       994,719          1,328,104           250,051            426,580
    Cost of retail sales and operating costs - stores                     -            117,561                 -                  -
    Cost of retail sales and operating costs - bakery               584,790            517,287           204,765            185,878
    General and administrative                                    1,197,179          1,012,202           287,074            334,367
    Consulting and investor relations                             1,145,684            465,337           530,866            226,748
    Bad debt expense                                                 25,442            125,417                 -                  -
    Long-lived asset write down                                           -          1,902,290                 -                  -
    Amortization and depreciation                                   546,343            720,710           150,067            213,236
------------------------------------------------------------------------------------------------------------------------------------
                                                                  4,494,157          6,188,908         1,422,823          1,386,809
------------------------------------------------------------------------------------------------------------------------------------
Loss from operations                                             (1,430,618)        (2,899,320)         (602,974)          (188,632)
Other income (expense):
    Interest, net                                                  (257,486)          (449,467)          (64,321)          (126,766)
    Loss on disposal of assets                                     (409,856)          (504,638)                -                  -
    Other, net                                                      (67,469)                 -            (5,469)                 -
------------------------------------------------------------------------------------------------------------------------------------
Net loss                                                         (2,165,429)        (3,853,425)         (672,764)          (315,398)
Preferred stock dividends                                          (161,703)          (138,765)          (53,901)           (42,225)
------------------------------------------------------------------------------------------------------------------------------------
Net loss applicable to common stock                            $ (2,327,132)      $ (3,992,190)      $  (726,665)       $  (357,623)
====================================================================================================================================
Weighted average of common shares outstanding                    29,997,967         20,994,405        31,911,962         23,535,636
====================================================================================================================================
Net loss per common share - basic and diluted                  $       (.08)      $       (.19)      $      (.02)       $      (.02)
====================================================================================================================================

The interim financial statements include all adjustments which, in the opinion of
management, are necessary in order to make the financial statements not misleading.                               4


                Ultimate Franchise Systems, Inc. and Subsidiaries
                       (formerly Jreck Subs Group, Inc.)
                 Consolidated Statements of Stockholders' Equity
 For the Nine Months Ended June 30, 2000 (Unaudited) and the Nine Months Ended September 30, 1999


                                                       Preferred         Preferred
                                    Common              Series C          Series D           Accumulated   Subscription     Total
                             Shares       Amount    Shares    Amount  Shares     Amount         Deficit       Notes        Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance,
 December 31, 1998         19,503,596  $26,225,338    120   $120,000   2,350    $3,918,271   $(17,751,842) $(4,187,500)  $8,324,267
Conversion of
 debt to equity               692,308      159,400      -          -       -             -              -             -     159,400
Stock issued for
 current and prepaid
 services                   1,291,667      340,000      -          -       -             -              -             -     340,000
Exercise of
 options for common
 stock                         37,500            -      -          -       -             -              -             -           -
Stock issued for
 marketable security          769,230      174,563      -          -       -             -              -             -     174,563
Conversion of
 preferred Series D
 to common stock            4,250,499      791,983      -          -    (475)     (791,983)             -             -           -
Conversion of
 preferred Series
 D stock dividend             397,966       44,399      -          -       -             -        (44,399)            -           -
Acquisition and
 retirement of common
 stock                       (776,779)  (1,111,031)     -          -       -             -              -             -  (1,111,031)
Other stock sales             500,000      150,000      -          -       -             -              -             -     150,000
Stock issued for
 price adjustments            850,000      197,695      -          -       -             -              -             -     197,695
Stock issued
 on acquisition
 restructuring                887,453      664,294      -          -       -             -              -             -     664,294
Conversion of preferred
 Series D to Series
 F redeemable preferred
 stock                              -      757,538      -          -  (1,875)   (3,126,288)             -             -  (2,368,750)
Preferred dividends                 -            -      -          -       -             -       (102,541)            -    (102,541)
Net loss                            -            -      -          -       -             -     (1,768,099)            -  (1,768,099)
------------------------------------------------------------------------------------------------------------------------------------
Balance,
 September 30, 1999        28,403,440   28,394,179    120    120,000       -                  (19,666,881)   (4,187,500)  4,659,798
Stock issued for
 current and prepaid
 services                   1,905,000      465,899      -          -       -             -              -             -     465,899
Options issued for
 current and prepaid
 services                           -      172,699      -          -       -             -              -             -     172,699
Conversion of debt
 to equity                  1,743,742      435,936      -          -       -             -              -             -     435,936
Preferred dividends                 -            -      -          -       -             -       (161,703)            -    (161,703)
Net loss                            -            -      -          -       -             -     (2,165,429)            -  (2,165,429)
------------------------------------------------------------------------------------------------------------------------------------
Balance,
 June 30, 2000             32,052,182  $29,468,713    120   $120,000       -   $         -   $(21,994,013)  $(4,187,500) $3,407,200
====================================================================================================================================

The interim financial statements include all adjustments which, in the opinion of
management, are necessary in order to make the financial statements not misleading.                               5

                Ultimate Franchise Systems, Inc. and Subsidiaries
                       (formerly Jreck Subs Group, Inc.)
                      Consolidated Statements of Cash Flows
     For the Nine and Three Months Ended June 30, 2000 and 1999 (Unaudited)

                                                                Nine Months         Nine Months       Three Months      Three Months
                                                                   Ended               Ended             Ended             Ended
                                                                  June 30,            June 30,           June 30,          June 30,
                                                                    2000                1999              2000               1999
------------------------------------------------------------------------------------------------------------------------------------
Operating activities:
    Net loss                                                    $(2,165,429)       $(3,853,425)      $  (672,764)       $ (315,398)
    Adjustments to reconcile net loss to
     net cash provided by used in operating activities:
        Amortization and depreciation                               546,343            720,710           150,067           213,236
        Write down of long-lived assets                                   -          1,902,290                 -                 -
        Bad debts                                                    25,442            125,417                 -                 -
        Loss on disposal of assets                                  409,856            504,638                 -                 -
        Stock and stock options issued for services                 190,668             68,426            59,200            16,900
        Prepaid interest and loan fees amortized to
          interest expense                                           67,095            168,569            22,365            47,296
        Prepaid consulting fees amortized to consulting
          and investor relations expense                            606,000            474,323           220,296           216,747
        Other                                                        45,876           (112,076)                -                 -
        (Increase) decrease in:
           Accounts receivable                                       14,186            (23,218)          (13,367)           21,240
           Prepaid expenses                                          49,751           (173,341)           27,144             6,296
        Increase (decrease) in:
           Accounts payable                                        (118,127)           523,569          (159,653)           74,089
           Accrued liabilities                                      (28,775)          (353,059)         (130,923)         (269,746)
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                (357,114)           (27,177)         (497,635)           10,660
------------------------------------------------------------------------------------------------------------------------------------
Investing activities:
    Collection on notes receivable                                        -             65,678                 -            10,413
    Purchase of property and equipment                              (15,627)                 -           (10,469)                -
    Cash received from sale of assets                             2,685,688            518,904         2,210,688                 -
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities               2,670,061            583,904         2,200,219            10,413
------------------------------------------------------------------------------------------------------------------------------------
Financing activities:
    Proceeds from preferred stock                                         -            100,000                 -          (100,000)
    Proceeds from common stock                                            -            150,000                 -           150,000
    Payments on redeemable common stock                                   -           (243,750)                -                 -
    Payments on long-term debt                                     (933,093)          (542,117)         (643,434)          (54,863)
    Payment of preferred stock dividends                           (155,925)            (9,300)          (49,375)                -
------------------------------------------------------------------------------------------------------------------------------------
Net cash (used in) financing activities                          (1,089,018)          (545,167)         (692,809)           (4,863)
------------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents              1,223,929             11,560         1,009,775            16,210

Cash and cash equivalents, beginning of period                      121,292            253,184           335,446           248,534
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                        $ 1,345,221        $   264,744       $ 1,345,221        $  264,744
====================================================================================================================================

Certain supplemental disclosure of cash flow information and non-cash investing and financing activities is as follows:

Cash paid for interest                                          $   190,391        $   280,898       $    41,956        $   79,470

Common stock was issued for the following non-cash consideration:
  Prepaid expenses                                              $   638,598        $   298,100       $         -        $  298,100
  Long-term debt                                                $   435,936        $    50,000       $         -        $   50,000

The interim financial statements include all adjustments which, in the opinion of
management, are necessary in order to make the financial statements not misleading.                               6

                        Ultimate Franchise Systems, Inc.
                        (formerly Jreck Subs Group, Inc.)
                      Notes to Interim Financial Statements
                                   Form 10-QSB
                                  June 30, 2000

Note 1. The unaudited financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended September 30, 1999. The results of operations for the nine and three months ended June 30, 2000 are not necessarily indicative of those to be expected for the entire year.

Note 2. Effective May 16, 2000, the Company changed its legal corporate name from Jreck Subs Group, Inc. to Ultimate Franchise Systems, Inc.

Note 3. Effective April 28, 2000, the Company completed its sale of the Mountain Mike's Pizza franchising assets to Concept Acquisitions, LLC ("COAC") for $3,668,829. COAC is a company controlled by Bradley L. Gordon, who concurrent with this transaction resigned as Chief Operating Officer and as a Director of the Company. Mr. Gordon is President and Chief Executive Officer of COAC. The consideration consisted of $3,000,000 cash, a $200,000 note and COAC units with a discounted value of $468,829 representing an 18% participation in the Mountain Mike's Pizza franchising division. The Company recorded a loss of $409,856 for the nine months ended June 30, 2000 from the sale of the Mountain Mike's Pizza franchising assets.

Note 4. Included in accrued liabilities of $584,412 at June 30, 2000 is $152,950 relating to the value of 665,000 shares of the Company's common stock to be issued in connection with consulting services.

Note 5. Effective July 20, 2000, the Company acquired through its Central Park of America ("Central Park") subsidiary the net assets of Central Park, USA and Central Park Development including the franchising assets and certain corporately-owned restaurants. Central Park consists of approximately 60 drive-through hamburger restaurants of which 7 are corporately-owned. The restaurants are primarily located in the southeastern United States with other restaurants located in Utah, Idaho and Illinois. The consideration for the acquisition was $2,689,200 consisting of $800,000 cash, $1,150,000 notes, a non-compete agreement with a value of $600,000 and 435,000 shares of the Company's common stock valued at $139,200.

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

Overview

         The Company derives its revenue from several sources: royalties, franchise fees and other franchise related activities as well as a bakery acquired to supply sandwich rolls to certain franchisees. All company owned restaurants were disposed by the end of 1998 by selling or transferring them to new or existing franchisees. The Company has approximately 200 franchised units and 8 corporately-owned units at July 31, 2000.

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999.

Results of Operations

         The Company had a net loss before preferred dividends of ($672,764) for the three months ended June 30, 2000 compared to a net loss of ($315,398) for the same period in 1999. The loss per share was $0.02 for the three months ended June 30, 2000 compared to a loss per share of $0.02 for the same period in 1999.

         Total revenues decreased $378,328 or 31.6% to $819,849 for the three months ended June 30, 2000 compared to $1,198,177 for the same period in 1999. Revenues from bakery sales were $223,820 for the three months ended June 30, 2000 compared to $197,535 for the same period in 1999, an increase of $26,285. Royalties decreased $271,426 or 39.4% to $417,498 for the three months ended June 30, 2000 compared to $688,924 for the same period in 1999. The decrease is primarily due to only one month's of royalties from the Company's Mountain Mike's Pizza chain for the three months ended June 30, 2000 before it was sold on April 28, 2000 and from the sale of the Company's Little King's and Georgio's submarine sandwich chains which were sold prior to the end of the Company's fiscal year of September 30, 1999.

         Total expenses increased $36,014 or 2.6% to $1,422,823 for the three months ended June 30, 2000 compared to $1,386,809 for the same period in 1999. The increase is primarily due to an increase in consulting and investor relations expense which increased $304,118 to $530,866 for the three months ended June 30, 2000 compared to $226,748 for the same period in 1999. The increase in consulting and investor relations expense is consistent with the Company's effort to seek potential acquisition candidates. General and administrative expenses decreased $47,293 or 14.1% to $287,074 for the three months ended June 30, 2000 compared to $334,367 for the same period in 1999 due to a decrease in corporate staff and professional expenses. Franchise servicing costs decreased $176,529 or 41.4% to $250,051 for the three months ended June 30, 2000 compared to $426,580 for the same period in 1999 as the Company sold its Mountain Mike's Pizza chain in April 2000 and two of the Company's submarine sandwich chains of Little King and Georgio's were sold prior to the end of the Company's fiscal year of September 30, 1999.

Liquidity and Capital Resources

         Net cash used in operating activities was $(497,635) for the three months ended June 30, 2000 compared to net cash provided by operating activities of $10,660 for the comparable period in 1999. The decrease in cash provided by operating activities is primarily attributable to a net decrease in accounts receivable, prepaid expenses, accounts payable and accrued expenses of $(276,799) for the three months ended June 30, 2000 compared to a net decrease of $(168,121) for the same period in 1999. Other uses of cash in operating activities were the increased consulting and investor relations expense expended in conjunction with the Company's effort to seek potential acquisition candidates.

         Net cash provided by investing activities was $2,200,219 for the three months ended June 30, 2000 compared to net cash provided by investing activities of $10,413 for the comparable period in 1999. The Company received the balance of the $3,000,000 cash portion of the purchase price in connection with its sale of the Mountain Mike's Pizza chain and after transaction costs and the initial deposit of $475,000 received in the quarter ended March 31, 2000.

         Net cash of $(692,809) was used in financing activities for the three months ended June 30, 2000 as payments on long-term debt (including the retirement of $530,000 of convertible notes) and preferred stock dividends compared to net cash used of $(4,863) for the comparable period in 1999.

         Working capital at June 30, 2000 was $154,048 compared with a deficit of $(1,971,062) at March 31, 2000, an increase in working capital of $2,125,110 primarily from the sale of the Company's Mountain Mike's Pizza chain.

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

Nine Months Ended June 30, 2000 Compared to Nine Months Ended June 30, 1999.

Results of Operations

         The results of operations for the nine months ended June 30, 2000 reflect no retail sales as all company owned restaurants were disposed by December 31, 1998.

         The Company had a net loss before preferred dividends of ($2,165,429) for the nine months ended June 30, 2000 compared to a net loss of ($3,853,425) for the same period in 1999. The decrease in the net loss is primarily from the result of a one time charge of $1,902,290 incurred during the nine months ended June 30, 1999 due to a goodwill adjustment from the write-down of long-lived assets and a loss of $504,638 from the disposition of the Company's corporately owned restaurants and other assets. These items were reflected in a loss per share of $0.08 for the nine months ended June 30, 2000 compared to a loss per share of $0.19 for the same period in 1999.

         Total revenues decreased $226,049 or 6.9% to $3,063,539 for the nine months ended June 30, 2000 compared to $3,289,588 for the same period in 1999. This decrease consisted of a decrease of $110,878 resulting from the sale of all corporately owned restaurants by the end of 1998 and from the decrease in royalties from the sale of the Mountain Mike's Pizza chain in April 2000. Revenues from bakery sales were $599,823 for the nine months ended June 30, 2000 compared to $520,638 for the same period in 1999, an increase of $79,185. Royalties decreased $304,871 or 15.5% to $1,666,049 for the nine months ended June 30, 2000 compared to $1,970,920 for the same period in 1999. The decrease is primarily from the sale of the Company's Mountain Mike's Pizza chain in April 2000 and from the sale of the Company's Little King's and Georgio's submarine sandwich chains which were sold prior to the end of the Company's fiscal year of September 30, 1999.

         Total expenses decreased $1,694,751 or 27.4% to $4,494,157 for the nine months ended June 30, 2000 compared to $6,188,908 for the same period in 1999. The decrease is primarily due to the result of a one-time charge of $1,902,290 incurred during the nine months ended June 30, 1999 due to a goodwill adjustment from the write-down of long-lived assets. General and administrative expenses increased $184,977 or 18.3% to $1,197,179 for the nine months ended June 30, 2000 compared to $1,012,202 for the same period in 1999 due to a net increase in corporate staff and professional expenses from the Company changing its fiscal year. Cost of retail sales for the Company's corporately owned restaurants were $117,561 for the nine months ended June 30, 1999 compared to $0 for the same period in 2000 as the Company disposed of all of its corporately owned restaurants prior to the end of 1998. Franchise servicing costs decreased $333,385 or 25.1% to $994,719 for the nine months ended June 30, 2000 compared to $1,328,104 for the same period in 1999 as the Mountain Mike's Pizza chain was sold in April 2000 as well as two of the Company's submarine sandwich chains of Little King and Georgio's which were sold prior to the end of the Company's fiscal year of September 30, 1999.

Liquidity and Capital Resources

         Net cash used in operating activities was $(357,114) for the nine months ended June 30, 2000 compared to net cash used in operating activities of $(27,177) for the comparable period in 1999. The increase in cash used in operating activities is primarily attributable to a net decrease in accounts receivable, prepaid expenses, accounts payable and accrued expenses of $(82,965) for the nine months ended June 30, 2000 compared to $(26,049) for the same period in 1999. Other uses of cash in operating activities were the increased consulting and investor relations expense expended in conjunction with the Company's effort to seek potential acquisition candidates.

         Net cash provided by investing activities was $2,670,061 for the nine months ended June 30, 2000 primarily due from the Company receiving $2,685,688 ($3,000,000 less transaction costs of $314,312) in connection with the sale of its Mountain Mike's Pizza franchise division which was completed on April 28, 2000 compared to net cash provided by investing activities of $583,904 for the comparable period in 1999 as the Company sold all of its corporately owned restaurants.

         Net cash of $1,089,018 was used in financing activities for the nine months ended June 30, 2000 as payments on long-term debt and preferred stock dividends compared to net cash used of $545,167 for the comparable period in 1999. The 2000 amount includes $933,093 of payments on long-term debt including the retirement of $530,000 of convertible notes payable. The 1999 amount principally reflects the redemption of $243,750 in redeemable common stock, the proceeds of $250,000 from the issuance of preferred stock and common stock and payments on long-term debt of $542,117.

         Working capital at June 30, 2000 was $154,048 compared with a deficit of $(1,879,446) at September 30, 1999, an increase in working capital of $2,033,494 primarily from the sale of the Company's Mountain Mike's Pizza chain.

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

Item 2. Changes in Securities and Use of Proceeds.

         The following table sets forth information with respect to the sale or issuance of unregistered securities by the Company between April 1, 2000 to June 30, 2000:

                                                                   Exempt From
                                                                     1933 Act
Shares  Type of   Value of                          Business     Registration In
Issued  Security  Consideration   To Whom Issued     Purpose       Reliance of:
------  --------  -------------   --------------   -------------   ------------
 40,000 Common        $9,200       Compass Point     Consulting     Section 4(2)
                                     Group            Services
260,000 Common       $57,200       Stockbroker       Consulting     Section 4(2)
                                     Relations        Services
150,000 Common       $48,000       Olympus Capital   Consulting     Section 4(2)
                                                      Services
 40,000 Common       $11,200       Dan Patterson     Consulting     Section 4(2)
                                                      Services

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

 Ultimate Franchise Systems, Inc.
---------------------------------
     (Registrant)

                                  President & Duly
08/18/00  Christopher M. Swartz   Authorized Officer   /s/ Christopher M. Swartz
--------  ---------------------   ------------------   -------------------------
 Date           Print Name             Title                  Signature

                                  Chief Financial
                                 Officer & Principal
08/18/00  Michael E. Cronin       Accounting Officer   /s/ Michael E. Cronin
--------  ---------------------   -------------------  -------------------------
 Date        Print Name                Title                  Signature