Form 10QSB/A
period 2000-03-31
ULTIMATE FRANCHISE SYSTEMS INC
filed 2000-09-18
CIK 1018725

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB/A

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

Certified Public Accountants
Tampa, Florida
May 3, 2000

                                  JRECK Subs Group, Inc. and Subsidiaries
                                       Consolidated Balance Sheets
                             as of March 31, 2000 (Unaudited) and September 30, 1999

                                                                               March 31,           September 30,
                                                                                 2000                   1999
---------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
    Cash and cash equivalents, including restricted cash of $35,601
        and $35,086, respectively                                            $      335,446         $      121,292
    Accounts receivable - trade, net of allowance for doubtful accounts
                                                                                    312,623                365,618
    Prepaid expenses                                                                649,453                456,883
    Notes receivable                                                                 80,000                 80,000
---------------------------------------------------------------------------------------------------------------------
        Total current assets                                                      1,377,522              1,023,793
---------------------------------------------------------------------------------------------------------------------
Property and equipment, net                                                         671,161                726,667
---------------------------------------------------------------------------------------------------------------------

Other assets:
    Goodwill, net of accumulated amortization of $1,232,692 and
        $984,817, respectively                                                    8,329,344              8,987,076
    Covenants not to compete, net of accumulated amortization of
        $472,128 and $388,458, respectively                                          29,872                113,542
    Deferred loan costs, net                                                        343,673                376,403
    Other                                                                           102,683                106,750
---------------------------------------------------------------------------------------------------------------------
Total assets                                                                 $   10,854,255          $  11,334,231
=====================================================================================================================

The interim financial statements include all adjustments which, in the opinion of
management are necessary in order to make the financial statements not misleading.                              2

                                  JRECK Subs Group, Inc. and Subsidiaries
                                        Consolidated Balance Sheets
                      As of March 31, 2000 (Unaudited) and September 30, 1999, Continued

                                                                               March 31,           September 30,
                                                                                 2000                   1999
---------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current liabilities:
    Current portion of long-term debt                                        $    1,304,754         $    1,606,041
    Accounts payable                                                                538,079                496,553
    Accrued liabilities                                                             781,735                552,881
    Deposit for sale of assets                                                      475,000                      -
    Accrued preferred stock dividends                                               249,016                247,764
---------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                         3,348,584              2,903,239

Long-term debt, less current portion                                                735,656                763,505
Note payable to related party                                                             -                245,939
---------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                 4,084,240              3,912,683
---------------------------------------------------------------------------------------------------------------------
Redeemable common stock                                                             293,000                293,000
---------------------------------------------------------------------------------------------------------------------
Redeemable Series F Preferred Stock, no par value, 250 shares
    authorized, 197.5 shares issued and outstanding                               2,468,750              2,468,750
---------------------------------------------------------------------------------------------------------------------
Stockholders' equity:
    Series C Convertible Preferred Stock, no par value, 120 shares
        authorized, issued and outstanding                                          120,000                120,000
    Common stock, no par value, 50,000,000 shares authorized,
        31,562,182 and 28,403,440 shares issued and outstanding,
        respectively                                                             29,343,113             28,394,179
    Accumulated deficit                                                         (21,267,348)           (19,666,881)
    Less:  Stock subscriptions receivable                                        (4,187,500)            (4,187,500)
---------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                        4,008,265              4,659,798
---------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                   $   10,854,255          $  11,334,231
=====================================================================================================================

The interim financial statements include all adjustments which, in the opinion of
management are necessary in order to make the financial statements not misleading.                              3

                             JRECK Subs Group, Inc. and Subsidiaries
                              Consolidated Statements of Operations
                For the Six and Three Months Ended March 31, 2000 and 1999 (Unaudited)

                                                         Six Months Ended   Six Months Ended  Three Months Ended Three Months Ended
                                                             March 31,         March 31,           March 31,           March 31,
                                                               2000               1999               2000                1999
-----------------------------------------------------------------------------------------------------------------------------------
Revenues:
    Continuing royalty revenues                           $ 1,248,551        $ 1,281,996        $  605,865         $   632,508
    Initial royalty revenues                                   50,000             51,125             5,000              17,459
    Retail sales - company-owned stores                             -            110,878                 -                   -
    Retail sales - bakery and other products                  376,003            323,103           181,144             160,079
    Other revenues                                            569,136            324,309           318,129             140,781
-----------------------------------------------------------------------------------------------------------------------------------
Operating costs and expenses:
    Franchise servicing costs                                 744,668            901,524           357,007             496,682
    Cost of retail sales and operating costs - stores               -            117,561                 -                   -
    Cost of retail sales and operating costs - bakery         380,025            331,409           192,409             162,409
    General and administrative                                910,105            677,835           448,153             357,960
    Consulting and investor relations                         614,818            238,589           380,672             185,738
    Bad debt expense                                           25,442            125,417            25,442                   -
    Long-lived asset writedown                                      -          1,902,290                 -                   -
    Amortization and depreciation                             396,276            507,474           213,862             213,235
-----------------------------------------------------------------------------------------------------------------------------------
                                                            3,071,334          4,802,099         1,617,545           1,416,024
-----------------------------------------------------------------------------------------------------------------------------------
Loss from operations                                         (827,644)        (2,710,688)         (507,407)           (465,197)

Other income (expense):
    Interest, net                                            (193,165)          (322,701)         (114,546)           (135,947)
    Loss on disposal of assets                                      -           (504,638)                -             (39,606)
    Loss on impairment of intangible asset                   (409,856)                 -          (409,856)                  -
    Other, net                                                (62,000)                 -                 -                   -
-----------------------------------------------------------------------------------------------------------------------------------
Net loss                                                   (1,492,665)        (3,538,027)       (1,031,809)           (640,750)
Preferred stock dividends                                    (107,802)           (96,540)          (57,801)            (43,640)
-----------------------------------------------------------------------------------------------------------------------------------
Net loss applicable to common stock                       $(1,600,467)       $(3,634,567)      $(1,089,610)        $  (684,390)
===================================================================================================================================
Weighted average of common shares outstanding              29,046,200         19,336,079        29,391,187          20,375,969
===================================================================================================================================
Net loss per common share - basic and diluted             $     (.06)        $      (.19)      $      (.04)        $      (.03)
===================================================================================================================================

The interim financial statements include all adjustments which, in the opinion of
management are necessary in order to make the financial statements not misleading.                              4

                             JRECK Subs Group, Inc. and Subsidiaries
                              Consolidated Statements of Cash Flows
                 For the Six and Three Months Ended March 31, 2000 and 1999 (Unaudited)

                                                         Six Months Ended   Six Months Ended  Three Months Ended Three Months Ended
                                                               March 31,         March 31,           March 31,           March 31,
                                                                 2000              1999                 2000                1999
------------------------------------------------------------------------------------------------------------------------------------
Operating activities:
    Net loss                                                 $(1,492,665)      $(3,538,027)        $(1,031,809)          $(640,750)
    Adjustments to reconcile net loss to net cash
        provided by operating activities:
        Amortization and depreciation                            396,276           507,474             213,862             213,235
        Write down of long-lived assets                          409,856         1,902,290             409,856                   -
        Bad debts                                                 25,442           125,417              25,442                   -
        Loss on disposal of assets                                     -           504,638                   -              39,606
        Stock and stock options issued for services              131,468            51,526             105,000                   -
        Prepaid interest and loan fees amortized to
           interest expense                                       44,731           121,272              22,366              88,174
        Prepaid consulting fees amortized to consulting
           and investor relations expense                        385,703           257,577             207,299             135,738
        Other                                                     45,876          (112,076)             45,876                   -
        (Increase) decrease in:
           Accounts receivable                                    27,553           (44,458)              3,750              21,145
           Prepaid expenses                                       22,607          (179,637)               (968)            (62,042)
        Increase (decrease) in:
           Accounts payable                                       41,526           449,480             (51,508)            175,245
           Accrued liabilities                                   102,148           (83,313)            111,281            (274,506)
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities              140,521           (37,837)             60,447            (304,155)
------------------------------------------------------------------------------------------------------------------------------------
Investing activities:
    Collection on notes receivable                                     -            55,265                   -              55,265
    Purchase of property and equipment                            (5,158)                -              (2,902)                  -
    Deposit received for sale of assets                          475,000                 -             475,000                   -
    Proceeds from sale of assets                                       -           518,226                   -                   -
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by investing activities                        469,842           573,491             472,098              55,265
------------------------------------------------------------------------------------------------------------------------------------
Financing activities:
    Proceeds from preferred stock                                      -           200,000                   -             200,000
    Payments on redeemable common stock                                -          (243,750)                  -                   -
    Payments on long-term debt                                  (289,659)         (487,254)           (242,447)            (13,154)
    Payment of preferred stock dividends                        (106,550)           (9,300)            (57,175)                  -
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities             (396,209)         (540,304)           (299,622)            186,846
------------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents             214,154            (4,650)            232,923             (62,044)

Cash and cash equivalents, beginning of period                   121,292           253,184             102,523             310,578
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                     $   335,446       $   248,534          $  335,446           $ 248,534
====================================================================================================================================

The interim financial statements include all adjustments which, in the opinion of
management are necessary in order to make the financial statements not misleading.                              5

                        JRECK Subs Group, Inc. and Subsidiaries
                   Consolidated Statements of Stockholders' Equity
For the Six Months Ended March 31, 2000 (Unaudited) and the Nine Months Ended September 30, 1999


                               Common           Preferred Series C  Preferred Series D    Accumulated  Subscription     Total
                         Shares      Amount      Shares    Amount    Shares    Amount       Deficit       Notes        Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December
31, 1998               19,503,596   $26,225,338    120    $120,000    2,350   $3,918,271   $(17,751,842)  $(4,187,500)   $8,324,267

Conversion of
 debt to equity           692,308       159,400      -           -        -            -              -             -       159,400
Stock issued
 for current and
 prepaid services       1,291,667       340,000      -           -        -            -              -             -       340,000
Exercise of options
 for common stock          37,500             -      -           -        -            -              -             -             -
Stock issued for
 marketable security      769,230       174,563      -           -        -            -              -             -       174,563
Conversion of preferred
 Series D to
 common stock           4,250,499       791,983      -           -     (475)    (791,983)             -             -             -
Conversion of
 preferred Series D
 stock dividend           397,966        44,399      -           -        -            -        (44,399)            -             -
Acquisition and
 retirement of
 common stock            (776,779)   (1,111,031)     -           -        -            -              -             -    (1,111,031)
Other stock sales         500,000       150,000      -           -        -            -              -             -       150,000
Stock issued for
 price adjustments        850,000       197,695      -           -        -            -              -             -       197,695
Stock issued on
 acquisition
 restructuring            887,453       664,294      -           -        -            -              -             -       664,294
Conversion of
 preferred Series
 D to Series F
 redeemable preferred
 stock                          -       757,538      -           -   (1,875)  (3,126,288)             -             -    (2,368,750)
Preferred dividends             -             -      -           -        -            -       (102,541)            -      (102,541)
Net loss                        -             -      -           -        -            -     (1,768,099)            -    (1,768,099)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, September
 30, 1999              28,403,440    28,394,179    120     120,000        -            -    (19,666,881)   (4,187,500)    4,659,798

Stock issued for
 current and prepaid
 services               1,415,000       340,299      -           -        -            -              -             -       340,299
Options issued for
 current and prepaid
 services                       -       172,699      -           -        -            -              -             -       172,699
Conversion of debt
 to equity              1,743,742       435,936      -           -        -            -              -             -       435,936
Preferred dividends             -             -      -           -        -            -       (107,802)            -      (107,802)
Net loss                        -             -      -           -        -            -     (1,492,665)            -    (1,492,665)
-----------------------------------------------------------------------------------------------------------------------------------
Balance,
 March 31, 2000        31,562,182   $29,343,113    120    $120,000        -   $        -   $(21,267,348)  $(4,187,500)   $4,008,265
===================================================================================================================================

The interim financial statements include all adjustments which, in the opinion of
management are necessary in order to make the financial statements not misleading.                              6

                             Jreck Subs Group, Inc.
                      Notes to Interim Financial Statements
                                 Form 10-QSB/A
                                 March 31, 2000

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

Note 2. Effective April 28, 2000, the Company completed its sale of the Mountain Mike's Pizza franchising assets to Concept Acquisitions, LLC ("COAC") for $3,668,829. COAC is a company controlled by Bradley L. Gordon, who concurrent with this transaction resigned as Chief Operating Officer and as a Director of the Company. Mr. Gordon is President and Chief Executive Officer of COAC. The consideration consisted of $3,000,000 cash (of which $530,000 was immediately used to retire debt), a $200,000 note and COAC units with an $468,829 value representing an 18% participation in the Mountain Mike's Pizza franchising division. For the six and three months ended March 31, 2000, the Company recorded as loss of $409,856 relating to the sale of the Mountain Mike's Pizza franchising assets. As stated in the accompanying March 31, 2000 financial statements, the Company had received a deposit for sale of assets of $475,000 from COAC.

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

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999.

Results of Operations

         The Company had a net loss before preferred dividends of ($1,031,809) for the three months ended March 31, 2000 compared to a net loss of ($640,750) for the same period in 1999. The loss per share was $0.04 for the three months ended March 31, 2000 compared to a loss per share of $0.03 for the same period in 1999. The increase in net loss was primarily attributable to the loss of $409,856 relating to the sale of the Mountain Mike's Pizza franchising assets.

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

         The Company had a net loss before preferred dividends of ($1,492,665) for the six months ended
March 31, 2000 compared to a net loss of ($3,538,027) for the same period in 1999. The decrease in the net loss is primarily from the result of a one time charge of $1,902,290 incurred during the six months ended March 31, 1999 due to a goodwill adjustment from the write-down of long-lived assets and a loss of $504,638 from the disposition of the Company's corporately owned restaurants and other assets. These items were reflected in a loss per share of $0.06 for the six months ended March 31, 2000 compared to a loss per share of $0.19 for the same period in 1999.

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

Item 6. Exhibits and Reports on Form 8-K.
         Waiver and Consent to Actions in Lieu of Special Meeting of Directors. Resignation Letter from Bradley L. Gordon previously filed on May 11, 2000

                                   SIGNATURES

In accordance with all the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Jreck Subs Group, Inc.
-------------------------
     (Registrant)

                                  President & Duly
09/18/00  Christopher M. Swartz   Authorized Officer   /s/ Christopher M. Swartz
--------  ---------------------   ------------------   -------------------------
 Date           Print Name             Title                  Signature

                                  Chief Financial
                                  Officer & Principal
09/18/00  Michael E. Cronin       Accounting Officer   /s/ Michael E. Cronin
--------  ---------------------   -------------------  -------------------------
 Date        Print Name                Title                  Signature