Form 10KSB
period 2000-09-30
ULTIMATE FRANCHISE SYSTEMS INC
filed 2001-01-12
CIK 1018725

U.S Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

               [ ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

      [X] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                      For the year ended September 30, 2000

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

                           Common Stock, No Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

The  Registrant's  revenue  for  the  fiscal  year  ended  September  30,  2000:
$4,491,940.

The aggregate market value of the voting and non-voting common equity held by non-affiliates (computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity) as of January 5, 2001 was $3,309,447 (for purposes of the foregoing calculation only, each of the registrant's officers and directors is deemed to be an affiliate).

There were 52,951,156 shares of the registrant's common stock outstanding as of January 5, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None

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

In June 2000, the Company changed the name of the corporation from Jreck Subs Group, Inc. to Ultimate Franchise Systems, Inc. and changed its ticker symbol from JSUB to UFSI.

The Company has primarily grown through acquisitions and now consists of Ultimate Franchise Systems, Inc. (UFSI) and its wholly owned subsidiaries as follows:

- ------------------------------------------------------------------------------
                                 State of
Corporation Name               Incorporation     Predominant Restaurant Concept
- ----------------               -------------     -----------------------------
JRECK  Subs, Inc.                 New York      "JRECK Subs","Lox, Stox & Bagel"
Central Park of America, Inc.     Delaware      "Central Park"
SBK Franchise Systems, Inc.        Florida      "Sobik's"
Li'l Dino Corporation          North Carolina   "Li'l Dino"
Pastry Product Producers, LLC     New York       Bakery Operations
- ------------------------------------------------------------------------------

Recent Acquisition and Dispositions

In July of 2000 the Company acquired the franchising rights and certain corporately owned restaurants from Central Park USA, Inc., a twenty-year old 60-unit hamburger restaurant franchisor located primarily in the Southeastern United States and the state of Utah. The Company paid the purchase price of $2,373,074 by issuing notes with a value of $1,433,874, $800,000 in cash and 435,000 shares of the Company's common stock with a value of $139,200. The Company also entered into three non-compete agreements with a discounted value of $364,020.

In April 2000, the Company sold its Mountain Mike's Pizza concept, a chain of approximately 80 franchised restaurants to Concept Acquisitions, LLC ("COAC") for $3,000,000 cash and two notes receivable with discounted value of $165,534 of $377,645, respectively. COAC is controlled by Bradley L. Gordon, the former Chief Operating Officer and Director of the Company.

In August 2000, the Company sold the Seawest Subs sandwich chain, a chain of approximately 30 franchised restaurants for a $55,000 note receivable plus the assumption by the buyer of notes payable of approximately $207,000.

The Company continues to have financial interests in the Mountain Mike's Pizza and Seawest Subs franchise concepts.

In October 2000, the Company formed a wholly-owned subsidiary, Bakery Acquisition Corporation ("Bakery"). It is the Company's intention to merge Pastry Products Producers, LLC into Bakery and for Bakery to issue 2,750,000 shares of its common stock to the current shareholders of the Company.

General Description of Business

The Company is a multiple concept franchisor of submarine sandwich restaurants and drive-through hamburger restaurants. Through its concepts, Ultimate Franchise Systems, Inc. offers a menu of high quality, fresh submarine sandwiches, hamburgers, chicken sandwiches, french fries, soups and hot and cold side order items, and a full line of bagel offerings at selected franchise locations.


Submarine Sandwich Menu and Stores

Through three of its subsidiaries, UFSI offers a lunch and dinner menu of different submarine sandwiches, soups and hot and cold side orders as well as a line of bagels and additional breakfast items. UFSI's submarine shop philosophy is to offer a wider selection of menu items and higher quality ingredients (such as rib eye steak) cooked on the premises. The food preparation area is open to customer view to engage customer interest and to showcase cleanliness and freshness. The food preparation process is designed to deliver a completed food order within 60 seconds. Sandwich menu prices range from $2.50-$5.95. In addition, UFSI offers a selection of soft drinks, deep fried mushrooms, cheese sticks and french fries as well as dessert items such as cookies. Certain restaurant concepts also offer signature rolls baked fresh on the premises.

As of September 30, 2000 there was an aggregate of 102 franchised locations under various submarine sandwich concepts as follows:

               Concept:              Number of Units        Geographic Area
               --------              ---------------        ---------------
   "JRECK Subs","Lox, Stox & Bagel"        44              Upstate New York
   "Sobik's"                               28               Central Florida
   "Li'l Dino"                             30           Central North Carolina

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

Hamburger Menu and Stores

Central Park provides its products under a fast service, double drive-through restaurant format.
Central Park offers hamburgers, french fries, chicken sandwiches, hot dogs and soft drinks. Central Park also offers a limited breakfast menu consisting of breakfast sandwiches, hashed browns and pastries.

The Central Park locations are designed for drive-through with some walk-up order service. Some restaurants provide limited outside seating. The approximate size of the real property for the unit is 10,000 to 40,000 square feet to accommodate parking and drive-through lanes. Restaurants generally range in size from 500 to 600 square feet.

As of September 30, 2000 there were 60 locations under the hamburger concept (of which 53 are franchised and 7 are corporately owned) and are as follows:

         Concept:          Number of Units        Geographic Area
         --------          ---------------        ---------------
    "Central Park"              60             Southeast United States

Franchise Programs

Through the terms of its "Franchise Agreement" the Company authorizes individuals and/or companies to form or establish and operate concept restaurants at approved locations. Under the agreement, the company is obligated to provide certain services both for the opening of, and the ongoing support of, each restaurant. Those services generally include:

                  -review and approval of restaurant location

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

                  -perform  ongoing   consistency  and  quality  inspections  of
                  restaurants in order to maintain uniform acceptable standards

As of September 30, 2000 the Company had a combined 162 submarine sandwich and hamburger restaurants, of which 155 are franchised and 7 are corporately owned. Also, the Company continues to have financial interests in the recently sold Mountain Mike's Pizza and Seawest Subs franchise concepts which have approximately 80 restaurants and 30 restaurants, respectively.

UFSI obtains prospective franchisees primarily from the ranks of its current and former franchisees and employees, referrals from existing franchisees and from selected marketing efforts such as restaurant trade shows. The Company intends to develop new franchise locations primarily through existing franchisees. The primary selective criteria considered by the Company in the review and approval of new franchisees is prior experience in operating restaurants or comparable business acumen and the existence of sufficient capital resources to reasonably insure success.

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

Initial franchise fees are considered to be within industry norms and currently range from $10,000-$12,500 for new locations in the sandwich segment and are $20,000 in the hamburger segment. Initial franchise fees are due upon the execution of the Franchise Agreement. Ongoing royalties are also considered to be within industry norms ranging from 4%-7% of sales. In addition to ongoing royalties, all franchisees are required to contribute 2%-4% of sales to a concept based pooled marketing fund. The following table sets forth and summarizes certain information about the Company's Concepts and current franchise agreements:

- ----------------------------------------------------------------------------------------------------------------------------
                                         No. of                     Avg. Royalty    Royalty
                                       Franchised                     Rate on       Rate on                    Currently
                                        Units at      Avg. Yrs.       Existing      Current      Price of       Selling
                                        Sept 30,      Remaining      Franchise     Franchise        New           New
               Concept                    2000       On Contract     Agreements    Agreement     Franchise     Franchises
- ----------------------------------------------------------------------------------------------------------------------------
"JRECK Subs","Lox, Stox & Bagel"           44            8.2            4.3%          5.0%       $ 10,000         Yes
"Sobik's"                                  28            5.8            4.6%          5.0%         12,500         Yes
"Li'l Dino"                                30           14.0            5.9%          7.0%         12,500         Yes
"Central Park"                             60            9.0            4.0%          4.0%         20,000         Yes
- ----------------------------------------------------------------------------------------------------------------------------

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

As of September 30, 2000, the Company had five agreements with area developers under the Li'l Dino's concepts covering areas of North Carolina.

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

Pastry Product Producers, LLC (PPPI) operates a bakery in Watertown, New York. PPPI produces the Jreck Subs signature roll that is supplied fresh (never frozen) to Jreck Subs franchisees in upstate New York. PPPI produces other baked goods such as bagels and cookies, however the rolls supplied to Jreck Subs franchisees account for 99% of sales. Currently, Jreck Subs franchisees have committed to purchase their sub rolls exclusively from PPPI through 2007.

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

While the Company believes it is in compliance with all applicable federal, state and local laws and regulations, there can be no assurance that it will continue to meet the requirements of such laws and regulations. Such a default could result in a withdrawal of approval to market franchises in one or more jurisdictions. Any such loss of approval may have a material adverse effect upon the Company's ability to successfully market its franchises. Violations of federal and state franchising laws and/or regulations regulating substantive aspects of the Company's business activity could subject the Company and its affiliates to rescission offers, monetary damages, penalties or injunctive proceedings. In addition, under court decisions in certain states, absolute and vicarious liability may be imposed upon franchisors based upon the facts and circumstances of the claim. Current expected changes in federal and individual state laws and regulations concerning the sale, termination and non-renewal of franchises are not expected to have a material impact on the Company's operation. There can be no assurance that existing or future franchise regulations will not have an adverse effect on the Company's ability to maintain and expand its franchise program.

Competition

The Company competes in the fast food sandwich and hamburger segments of the restaurant industry. As a franchisor of fast food sandwich and double drive-through hamburger restaurants, the company competes on two fronts. First it must attract successful franchisees; and, second, it must assist its franchisees in attracting customers in each of those two niches of the restaurant industry. The Company and its franchisees compete with an increasing number of national chains of quick service outlets, several of which have dominant market positions, and possess substantially greater financial resources and longer operating histories than the Company.

The segments of the restaurant industry that the Company and its franchisees compete in are highly competitive with respect to price, service, outlet location, and food quality and are often affected by changes in consumer taste, local and national economic conditions, population trends and local traffic patterns.

The three most prolific submarine sandwich chains the Company and its franchisees compete with are Subway, Blimpie and Quiznos. Subway currently has approximately 14,000 units while Blimpie and Quiznos each have about 2,000 and 500 units respectively. The Company's franchisees operate 93 units. Both Subway and Blimpie offer a low cost product in a fast food style environment while Quiznos is positioned between the traditional fast food style of Subway and Blimpie and full service dining. Through its regional concepts, the Company offers a comfortable, fast food style, family atmosphere in which to dine on higher quality food products.

Competitiors of the Company's Central Park hamburger chain include Checkers Drive-In Restaurants and Back Yard Burgers. Checkers currently has approximately 440 units while Back Yard Burgers has about 90 units. The Company's franchisee operates 53 units while the Company operates 7 corporately owned units. Both Checkers and Back Yard Burgers offer a drive-through format, with a low cost product in a fast food style environment.

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

 "Central Park"                                   Name, Service Mark & Design              1,240,692       May 31, 1983
 "Central Park"                                   Name, Service Mark & Design              1,278,181       May 15, 1984
 "Central Park"                                   Name, Service Mark                       1,280,984       Jun 5, 1984
 "Central Park"                                   Name, Service Mark                       1,290,349       Aug 14, 1984
 "Central Park"                                   Name, Service Mark & Design              1,297,136       Sept 18, 1984
 "Drive Through the Park"                         Name & Service Mark                      1,287,395       July 24, 1984


Employees

As of September 30, 2000 the Company had approximately 144 employees consisting of 22 administrative employees, 103 restaurant employees at the Company's seven Central Park corporately owned restuarants and 19 employees at the Watertown bakery of PPPI.

Item 2. Description of Property

The Company owns its bakery plant in Watertown, NY. The land and building that comprise that facility include 2,064 square feet of office space and 8,651 square feet of bakery facilities. The remainder of the Company's office space is leased at terms varying from month to month or monthly expiring on various dates up to July 30, 2008.

A summary of all real estate locations owned or leased by the Company at September 30, 2000 is as follows:

                                                                         If Owned:   If Owned:  If Leased:  If Leased:
                                                       Owned              Current     Current      Base        Lease
                                                         or     Square   Book Value  Mortgage     Monthly   Expiration
Address of Property                           Type     Leased   Footage               Balance      Rent        Date
========================================================================================================================
24685 NYS Rte 37                             Office    Owned       2,064 $ 280,131   $ 101,637
Watertown, NY 13601                          Bakery                8,561

2101 W. State Road 434 Suite 100             Office    Leased      3,604                           $  6,475  12/31/00
Longwood, FL 32779

5601 Roanne Way Suite 100                    Office    Leased        864                                825  06/30/02
Greensboro, NC 27409

537 Market Street, Suite 301                 Office    Leased      1,748                              2,331  05/31/04
Chattanooga, TN  37402

Central Park Restaurant                    Restaurant  Leased                                           750  07/31/08
West Broadway                                 Land
West Memphis, AR

Central Park Restaurant                    Restaurant  Leased                                           775  07/31/08
4019 Jackson Avenue                           Land
Memphis, TN

Central Park Restaurant                    Restaurant  Leased                                         1,467  07/31/08
1376 Highland Avenue                          Land
Selma, AL

Central Park Restaurant                    Restaurant  Leased                                         1,500  07/31/08
6204 Lee Highway                              Land
Chattanooga, TN

Central Park Restaurant                    Restaurant  Leased                                         2,400  07/31/08
7205 Waters Avenue                            Land
Savannah, GA

Central Park Restaurant                    Restaurant  Leased                                         2,900  07/31/01
3855 Hickory Hill Road                        Land
Memphis, TN
                                                                  ------ ---------   ---------     --------
           TOTALS                                                 16,841 $ 280,131   $ 101,637     $ 19,723
                                                                  ====== =========   =========     ========

The Company believes it has obtained, and currently carries, adequate liability insurance on all the properties it owns or leases.

Item 3. Legal Proceedings

On August 2, 1999, the shareholders of Li'l Dino Management Corporation filed a complaint against the Company and two of its officers in the United States District Court for the Middle District of North Carolina, Greensboro Division. The Company was served with this complaint on August 5, 1999. This complaint alleges damages of $4.5 million for securities fraud, misappropriation of corporate opportunities and negligent misrepresentation and seeks treble damages, interest and attorney's fees. The allegations in the complaint relate to the Company's acquisition of substantially all the assets of Li'l Dino Management Corporation.

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


Item 4. Submission of Matters to a Vote of Security Holders

The Company held its annual shareholder meeting on May 16, 2000 in Orlando, Florida. One matter was submitted to a vote of the common shareholders of record on April 3, 2000. The matter was for approval of the corporate name change from Jreck Subs Group, Inc. to Ultimate Franchise Systems, Inc. The corporate name change was approved by the shareholders as follows:

Votes Cast For          16,993,241
Votes Cast Against         332,852
Votes Withheld             114,640

                                     PART II

Item 5. Market for Common Equity

The Company's Common Stock is listed on the OTC Bulletin Board under the symbol "UFSI". The prices reported below reflect inter-dealer prices and are without adjustments for retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

                                                      High Bid     Low Bid
                                                      --------     -------
Fiscal Year Ended December 31, 1998   First Quarter     3 1/8      1 13/16
                                     Second Quarter    2 11/16      1 3/4
                                      Third Quarter    1 1/16       9/16
                                     Fourth Quarter      7/8         1/4

Fiscal Year Ended September 30, 1999  First Quarter     17/32       1/16
 (Transition Year from Change in     Second Quarter      5/8         1/8
  Fiscal Year End)                    Third Quarter      3/8        3/16

Fiscal Year Ended September 30, 2000  First Quarter     17/64       3/32
                                     Second Quarter     7/16        3/32
                                      Third Quarter     13/32      13/64
                                     Fourth Quarter     11/32       9/64

Stockholders:

As of January 5, 2001 there were approximately 8,300 record holders of the Company's common stock.

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

Recent Sale of Unregistered Securities

On January 5, 1998 the Company concluded its Preferred "D" stock offering. The Company raised $2,500,000 through the offering. Eighteen investors purchased 2,500 shares for $1,000 each. The holders of the Series "D" Preferred Stock have no voting rights and are entitled to cumulative dividends of $80 per share, per year, payable in cash or common stock. Holders of the Series "D" may convert a portion or all of their holdings into common stock based upon a conversion rate formula of 65% of the average five day closing bid price five trading days before conversion. The conversion rate was further adjusted by two five percent penalty increments for the Company's failure to file and make effective a Form SB-2 within certain time parameters. As of June 10, 1999 the Company had issued 5,303,574 common shares as conversion shares under this agreement.

On June 10, 1999, the holders of the Preferred "D" converted their entire holding to the Company's newly created Preferred "F" series. The Series D was canceled and 197.5 shares of the Series F were issued in its place. The holders of Series F are each entitled to receive an annual dividend of $1,000. The dividend is payable quarterly beginning August 1, 1999. The holders may require the Company to repurchase the outstanding shares at a 25% premium over the face value of $10,000 no sooner than June 1, 2000 and no later than August 1, 2000. The Company may also redeem the shares at any time prior to February 1, 2000 at $12,500 per share. In the event of liquidation, dissolution, or winding up of the Corporation, whether voluntary or involuntary, the Series F holders are entitled to receive $13,000 per share. On December 28, 2000, the Company retired all 197.5 outstanding shares of the Series F for $500,000 cash and the issuance of 19,750,000 shares of its common stock. The issuance of these shares increased the number of outstanding common shares by 61.9%.

In December 2000, the Company issued a Convertible Debenture for $575,000 which calls for monthly interest payments at 12% interest and is due in January 2002. The Convertible Debenture may be converted in whole or in part to common stock of the Company at a conversion price equal to 65% of the three-day average closing price prior to the date of conversion. In anticipation of the conversion of the Convertible Debenture, the Company has placed in escrow 10,000,000 shares of its common stock.

In December 2000, the Company increased its authorized shares of commons stock from 50,000,000 shares to 100,000,000 shares.

The following table sets forth information with respect to the sale or issuance of unregistered securities by the Company over the last three fiscal years:

                                                                                                                 Exempt From
                                                                                                                     1933 Act
                                      Value or                                                                    Registration
  Shares    Type of                   Consider-   To Whom                                                               In
  Issued   Security         Date       ation      Issued                       Business Purpose                    Reliance of:
- ----------------------------------------------------------------------------------------------------------------------------------
    2,500 Preferred "D" Jan 5, 1998   2,500,000 18 Investors               Cash Investment                          Section 4(2)
   25,000   Common      Feb 5, 1998          25 Mitchell Day               Exercise of Seawest Options              Section 4(2)
   11,550   Common      Feb 9, 1998      30,319 Andrew Caffey              Legal Services                           Section 4(2)
   40,000   Common      Mar 16, 1998     97,500 Allan Richman              Consulting Services                      Section 4(2)
    9,400   Common      Mar 16, 1998     22,913 Francis Jenne              Consulting Services                      Section 4(2)
   52,631   Common      Mar 26, 1998    125,000 Frmr Seawest Shhdrs        Acquisition of "Seawest" Restaurant      Section 4(2)
                                                                             Chain
  112,793   Common      Apr 29, 1998    277,404 Sidney Wertheim etal       Settlement of Debt                       Section 4(2)
  735,294   Common      May 18, 1998  2,000,000 Li'l Dino Shareholders     Acquisition of "Li'l Dino" Restaurant    Section 3(a)(10)
                                                                             Chain
  115,000   Common      May 27, 1998    251,563 Pat Gerrard                Consulting Services                      Section 4(2)
  350,000   Common      Jun 3, 1998     700,000 Preferred "B" Hldrs        Conversion to Common                     Section 4(2)
   43,290   Common      Jun 16, 1998    100,000 R. Berg & S. Wemple        Finder's Fee on Acquisition of           Section 4(2)
                                                                             "Li'l Dino"
  660,000   Common      Jul 6, 1998   1,320,000 Preferred "A" Hldrs        Conversion to Common                     Section 4(2)
    6,857   Common      Jul 21, 1998      9,000 Interfoods of America      Extend Due Date on Puts                  Section 4(2)
  500,000   Common      Jul 31, 1998    687,500 Bradley Gordon             Issued for Promissory Note-Corp Officer  Section 4(2)
  300,000   Common      Jul 31, 1998    412,500 Richard Silberman          Issued for Promissory Note               Section 4(2)
  500,000   Common      Jul 31, 1998    687,500 Michael Cronin             Issued for Promissory Note-Corp Officer  Section 4(2)
   10,000   Common      Aug 5, 1998      13,125 W. & C. Richey             Extend Due Date on Puts                  Section 4(2)
   70,000   Common      Sep 16, 1998     70,000 5 Investors                Loan Inducement                          Section 4(2)
   33,333   Common      Oct 1, 1998      29,166 Mitchell Day               Acquisition of "Food Court" Concept      Section 4(2)
   20,000   Common      Oct 31, 1998     10,000 JG Partners L.P.           Consulting Services                      Section 4(2)
  500,000   Common      Nov 6, 1998     250,000 QFS Shareholders           Acquisition of "Mtn Mike's" Restaurant   Section 4(2)
                                                                             Chain
  615,384   Common      Nov 25, 1998    150,000 Barry Seidman              Conversion of 150 Sh of Preferred "D"    Section 4(2)
   39,727   Common      Nov 25, 1998     25,652 Barry Seidman              Dividends on Preferred "D"               Section 4(2)
   50,000   Common      Dec 4, 1998      21,875 Interfoods of America      Inducement to Extend Loan Due Date       Section 4(2)
  300,000   Common      Dec 14, 1998     75,000 Sidney Wertheim etal       Acquisition of "Little King" Restaurant  Section 4(2)
                                                                              Chain
   75,000   Common      Dec 22, 1998         75 Mitchell Day               Exercise of Seawest Options              Section 4(2)
- ----------------------------------------------------------------------------------------------------------------------------------


- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                  Exempt From
                                                                                                                     1933 Act
                                      Value or                                                                    Registration
  Shares    Type of                   Consider-   To Whom                                                               In
  Issued   Security         Date       ation      Issued                       Business Purpose                    Reliance of:
- ----------------------------------------------------------------------------------------------------------------------------------
  491,980   Common      Jan 6, 1999     139,810 Preferred "D" Holders      Conversion of 80 shares of Preferred "D" Section 4(2)
  361,766   Common      Jan 25, 1999     52,546 Preferred "D" Holders      Conversion of 30 shares of Preferred "D" Section 4(2)
1,346,463   Common      Feb 19, 1999    254,731 Preferred "D" Holders      Conversion of 145 shares of Preferred    Section 4(2)
                                                                              "D"
  307,151   Common      Feb 22, 1999     70,308 Preferred "D" Holders      Conversion of 40 shares of Preferred "D" Section 4(2)
  241,159   Common      Mar 5, 1999      44,007 Preferred "D" Holders      Conversion of 25 shares of Preferred "D" Section 4(2)
  248,138   Common      Apr 27, 1999     35,320 Preferred "D" Holders      Conversion of 20 shares of Preferred "D" Section 4(2)
1,000,000   Common      May 28, 1999    250,000 Norstarr Services          Consulting Services                      Section 4(2)
1,456,679   Common      May 10, 1999    194,868 Preferred "D" Holders      Conversion of 110 shares of Preferred    Section 4(2)
  500,000   Common      Apr 14, 1999    150,000 Three Investors            Cash Investment                          Section 4(2)
   96,154   Common      May 14, 1999     25,000 Phoenix Capital            Conversion of Debt                       Section 4(2)
   96,154   Common      May 14, 1999     25,000 C.A. Opportunidad          Conversion of Debt                       Section 4(2)
  130,000   Common      May 29, 1999     48,100 Gulf Atlantic Publishng    Consulting Services                      Section 4(2)
  769,230   Common      May 14, 1999    174,563 2 Investors                Sale of Stock for cash                   Section 4(2)
   37,500   Common      May 14, 1999          0 P. Truax, R. Longely       Exercise of Options                      Section 4(2)
    197.5 Preferred "F" Jun 10, 1999  2,468,500 19 Investors               Conversion of Preferred "D" to "F"       Section 4(2)
  700,187   Common      Jun 11, 1999    329,088 Interfoods                 Modification of Terms of SBK acquisition Section 4(2)
   20,000   Common      Jun 21, 1999      4,400 Barry Seidman              Penalty on Loan Default                  Section 4(2
   50,000   Common      Jun 24, 1999     12,500 Blaine Quick               Consulting Services                      Section 4(2)
  187,266   Common      Jun 11, 1999    335,206 Interfoods                 Conversion from redeemable to fully      Section 4(2)
                                                                             issued
   66,667   Common      Jun 28, 0999     20,000 Thornbury Associates       Consulting Services                      Section 4(2)
  100,000   Common      Aug 11, 1999     21,880 Preferred "A"  Holders     Preferred "A" conversion price           Section 4(2)
                                                                              adjustment
  750,000   Common      Aug 11, 1999    175,815 7 Individual Investors     Price adjustments on previously issued   Section 4(2)
                                                                              stock
  500,000   Common      Aug 11, 1999    109,400 Tri-Emp Enterprises        Loan Payment                             Section 4(2)
   25,000   Common      Sep 10, 1999      5,000 Robert Weiner              Consulting Services                      Section 4(2)
  195,127   Common      Sep 20, 1999     44,793 Preferred "D" Holders      Conversion of 25 shares of Preferred     Section 4(2)
                                                                              "D"
- ----------------------------------------------------------------------------------------------------------------------------------

- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                  Exempt From
                                                                                                                     1933 Act
                                      Value or                                                                    Registration
  Shares    Type of                   Consider-   To Whom                                                               In
  Issued   Security         Date       ation      Issued                       Business Purpose                    Reliance of:
- ----------------------------------------------------------------------------------------------------------------------------------
  380,000   Common      Oct 19, 1999     71,250 Compass Point Group        Consulting Services                      Section 4(2)
  500,000   Common      Jan 19, 2000    110,200 Stockbroker Relations      Consulting Services                      Section 4(2)
  235,000   Common      Jan 28, 2000     54,050 Compass Point Group        Consulting Services                      Section 4(2)
  300,000   Common      Mar 21, 2000    105,000 2 Individuals              Consulting Services                      Section 4(2)
  894,911   Common      Mar 31, 2000    223,728 Tri-Emp Enterprises        Conversion of Debt                       Section 4(2)
  848,831   Common      Mar 31, 2000    212,208 Monterrey Corp.            Conversion of Debt                       Section 4(2)
  260,000   Common      Apr 1, 2000      57,200 Stockbroker Relations      Consulting Services                      Section 4(2)
  150,000   Common      May 12, 2000     48,000 Olympus Capital            Consulting Services                      Section 4(2)
   40,000   Common      Jun 5, 2000      11,200 Dan Patterson              Consulting Services                      Section 4(2)
   40,000   Common      Jun 28, 2000      9,200 Compass Point Group        Consulting Services                      Section 4(2)
  435,000   Common      Jul 18, 2000    139,200 Various                    Acquisition of "Central Park"            Section 4(2)
                                                                              Restaurant Chain
1,000,000   Common      Jul 27, 2000    260,000 E-Rex, Inc.                Sale of Stock for Investment Security    Section 4(2)

- ----------------------------------------------------------------------------------------------------------------------------------


Options and Warrants

In February 1999, the Company approved the 1998 Incentive Plan ("Incentive Plan") to enable the Company to offer employees and its consultants equity interests in the Company. There are 1,500,000 shares designated under the Incentive Plan and are fully vested upon grant. Since January, 1997 the Company has issued options and warrants to purchase its common stock outside of the Incentive Plan. The following table describes selected data with respect to unexercised options and warrants at September 30, 2000:

- ---------------------------------------------------------------------------------------------------------------------------------
      Date         Expiration                             Number of     Exercise
    of Grant          Date                Name              Shares       Price                Business Purpose
- ---------------------------------------------------------------------------------------------------------------------------------

1998 Incentive Plan

Feb 10, 1999     Feb 10, 2002    Employees/nonemployee Director 720,000         0.20      Employee Stock Option Plan
Oct 15, 1999     Oct 10, 2002    Patricia Charles                35,000         0.16      Employee Stock Option Plan
                                                           ------------
                                 TOTAL                          755,000
- --------------------------------------------------------------------------------------------------------------------------------

Outside of the Incentive Plan

May 23, 1997     Mar 1, 2002     Thomas Larcomb                  60,000         0.50      Loan Inducement
May 23, 1997     Mar 1, 2002     Richard Deegan                  60,000         0.50      Loan Inducement
Sep 15 1997      Sep 15, 2002    Tri-Emp Enterprises            225,000         0.75      Assignment of Other Rights
Sep 30, 1997     Feb 1, 2001     AB Laffer Canto & Assoc.        13,500         3.08      Acquisition of Mtn. Mike's
Dec 17, 1997     Dec 17, 2002    Business Advisors              375,000         1.92      Business Expansion Consulting Services
Dec 17, 1997     Dec 17, 2002    Business Advisors              375,000         2.56      Business Expansion Consulting Services
Dec 17, 1997     Dec 17, 2002    Business Advisors              375,000         3.20      Business Expansion Consulting Services
Dec 17, 1997     Dec 17, 2002    Business Advisors              125,000         3.84      Business Expansion Consulting Services
Dec 29, 1997     Dec 29, 2000    Christopher M. Swartz(a)(b)  1,000,000         0.29      Employee Compensation
Aug 3, 1998      Aug 3, 2001     Christopher M. Swartz(a)     1,000,000         0.29      Employee Compensation
Sep 30, 1998     Sep 30, 2003    Wall St. Group                 114,285         0.50      Investment Banking Services
Sep 30, 1998     Sep 30, 2003    Dr. Sol Lizerbram              114,285         0.50      Investment Banking Services
Oct 15, 1999     Oct 15, 2004    Blaine Quick                   645,000         0.29      Business Expansion Consulting Services
Oct 15, 1999     Oct 15, 2004    Dr. Sol Lizerbram              125,000         0.50      Business Expansion Consulting Services
Oct 15, 1999     Oct 15, 2004    Wall St. Group                 125,000         0.50      Business Expansion Consulting Services
Oct 15, 1999     Oct 15, 2004    Richard Silberman              600,000         0.29      Business Expansion Consulting Services
Oct 15, 1999     Oct 15, 2004    Bradley Gordon               1,000,000         0.29      Employee Compensation
Oct 15, 1999     Oct 15, 2004    Michael Cronin               1,000,000         0.29      Employee Compensation
Oct 15, 1999     Oct 15, 2004    Richard Huey                   500,000         0.29      Employee Compensation
Oct 15, 1999     Oct 15, 2004    Kelly Swartz                    35,000         0.16      Business Expansion Consulting Services
Oct 15, 1999     Oct 15, 2004    Linda Patterson                 35,000         0.16      Business Expansion Consulting Services
Jul 27, 2000     Jun 30, 2002    E-Rex, Inc.                  3,000,000        0.278      Exchanged for Investment Security
Jul 31, 2000     Jul 31, 2007    Lloyd, Benton & Taylor         200,000        0.229      Business Expansion Consulting Services
                                                           ------------
                                 TOTAL                       11,102,070
- ------------------------------------------------------------------------------------------------------------------------------

(a) Original options at $2.75 and $1.55 were repriced on October 1, 1999 at $0.29 per share.

(b) These options expired on December 29, 2000 and were not extended.

The weighted average exercise price of these outstanding options is $0.20 and $0.58 under the Incentive Plan and outside of the Incentive Plan, respectively. The aggregate of all options under the Incentive Plan and outside the Incentive Plan has a weighted average life until expiration of 29.9 months. Options representing 225,000 shares (125,000 and 100,000 under the Incentive Plan and outside of the Incentive Plan, respectively) expired in 2000 while the Company granted additional options on 7,300,000 shares (35,000 and 7,265,000 under the Incentive Plan and outside of the Incentive Plan respectively) during the year.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Transition Period Due to Change in Fiscal Year

During 1999, the Company changed its fiscal period from December 31 to September
30. Accordingly, the audited financial statements included in item 7 of this Form 10-KSB reflect operating results and cash flows for a twelve month period and a nine month period ended September 30, 2000 and September 30, 1999, respectively. Management has elected to present this discussion and analysis on a twelve month comparative basis with the unaudited results as disclosed on the third quarter Form 10-QSB filed with the S.E.C. on November 19, 1998 and Form 10-KSB filed in August 1999. Readers are suggested to supplement a reading of this discussion and analysis with a review of those financial statements as well as review the following comparative table of results of operations and cash flows:

Account Description                            Twelve Months Ended   Twelve Months Ended
                                                  Sept 30, 2000        Sept 30, 1999
                                                 --------------        -------------
Total Franchising Revenue                          $ 3,144,956          $ 3,591,216
Franchising Costs                                    1,419,548            1,701,348
                                                   -----------          -----------
Net Franchising Income                               1,725,408            1,889,868

Bakery Sales                                           825,237              734,868
Bakery Cost of Sales and Expenses                      816,376              710,014
                                                   -----------          -----------
Net Bakery Income                                        8,861               24,854

Retail Sales of Company Owned Stores                   521,747              110,878
Cost of sales and Expenses                             594,905              117,561
                                                   -----------          -----------
Net Income (Loss) From Company Owned Stores            (73,158)              (6,683)

Net Operating Line Profit                            1,661,111            1,908,039
Other Expenses:
     Business Expansion and Investor Relations       1,417,263              775,392
     General Corporate Expenses                      1,415,752            1,497,151
     Interest Expense                                  318,633              542,946
     Write Off of Uncollectible Accounts                25,442              379,924
     Amortization and Depreciation                     745,692              964,681
     Loss on disposals of franchise concepts           843,092               39,606
     Loss on sale of investment security                     -               58,596
     Loss on sale of property & equipment                    -              465,032
     Write-down of property & equipment                 70,101              725,078
     Long-lived asset write-down                             -            1,177,212
     Other Expense (Income)                           (169,171)             (52,203)
                                                   -----------          -----------
       Net Loss                                    $(3,005,693)         $(4,665,376)
                                                   ===========          ===========

Net Loss Per Share                                 $     (0.11)         $     (0.23)
Weighted Average Shares Outstanding                 30,102,278           21,517,608

Cash Consumed by Operating activities              $  (239,547)         $  (162,952)
Cash Provided (Consumed) by Financing Activities    (1,434,237)            (624,013)
Cash Provided by Investing Activities                1,700,564              655,073
                                                   -----------          -----------
  Net Change in Cash                               $    26,780         $  (131,892)
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

Franchise Fees

Franchise Fees are payments received by the Company from franchisees and are recognized as revenue in the period in which the store opens. The franchise fee for a franchisee's initial store is currently $10,000-$12,500 for submarine sandwich restaurants and $20,000 for hamburger restaurants. Expenses associated with the sale of franchises also include area developer fees and are included in franchise servicing costs. Generally, area developers are paid one half of the franchise fees received or collected in their territory.

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

Restaurant Sales

Restaurant sales are reported from Company owned stores. Since July 2000, the Company had operated seven Company owned stores from its Central Park acquisition. From time to time the Company will take over the operations of a store from a franchisee before the contract term has expired. Management's intent is to resell these stores to prospective franchisees as soon as practicable. Management does not believe that the operating costs of its Company owned stores are indicative of costs for franchised stores on a systemwide basis. Store sales are expected to vary widely from year to year and reflect the uncertainty of when, where and how long a store may be operated by the Company before being returned to the franchising system.

Year Ended September 30, 2000 Compared to Year Ended September 30, 1999

Revenue: Total Revenue increased $54,978 in 2000 over 1999 from $4,436,962 to $4,491,940.

Royalties  decreased  $587,431,  or  21.8%,  from  $2,695,768  in  1999  to
$2,108,337 in 2000. The primary reason for the decrease was from the sale of the Mountain Mike's Pizza concept in April 2000 and thus only seven months of royalty income of $822,049 from this concept was included for the year ended September 30, 2000 compared to $1,350,853 for the year ended September 30, 1999, a decrease of $528,804. This decrease was offset by $176,226 in royalty income as the result of the acquisition of the Central Park hamburger chain in July 2000.

Franchise fees decreased $48,916 or 43.7% from $111,916 in 1999 to $63,000 in 2000.
The Company added six new stores during the year ended September 30, 2000. The new restaurants were primarily opened by existing franchisees. This reflects the Company's policy of growth through existing franchisees. The decrease in franchise fees is primarily from the Company having fewer restaurant concepts from the disposal of the Mountain Mike's Pizza and Seawest Subs franchise concepts.

Retail restaurant sales in Company owned stores increased $410,869 or 370.6% from $110,878 in 1999 to $521,747 in 2000. In 1999, retail restaurant sales reflected the Company's attempt to dispose all corporately owned restaurants and all Company owned stores were sold by the year ended September 30, 1999. The retail restaurant sales for the year ended September 30, 2000 resulted from the Company's acquisition of the Central Park hamburger chain which included seven corporately owned restaurants and only reflects activity from July 19, 2000 to September 30, 2000 (less than 2.5 months). The Company's intention is to dispose of these seven restaurants in fiscal year 2001.

Bakery sales for the bakery owned and operated by the Company increased $90,369 or 12.3% from $734,868 in 1999 to $825,237 in 2000 which reflected an increase in per restaurant sale.

Costs and Expenses

The Company segregates its operating expenses into six general categories as follows:

             Ongoing Franchise Servicing
             Retail Company Owned Store Cost of Sales and Expenses Bakery Cost of Sales and Expenses
             General Corporate Operating Expenses
             Consulting and Investor Relations
             Non-Cash
             Other

Franchise servicing costs, including ongoing area developer fees, decreased $281,800 or 16.6% from $1,701,348 in 1999 to $1,419,548 in 2000. The primary reason for the decrease was from the sale of the Mountain Mike's Pizza chain in April 2000 offset by the addition of $258,067 of franchise servicing costs from the Company's Central Park acquisition in July 2000. The other chains experienced a slight decrease in franchise servicing costs. These reductions are the result of management's ongoing efforts to assimilate and combine functions previously performed at each division level. Many of the purchasing, administrative, accounting and regulatory tasks previously performed by the divisional employees are now being handled at the corporate level. The effect of this was to reduce the staff necessary to perform these functions at the divisional level. The Company continues to focus its efforts on franchise royalty management with the result that despite the sale of the Mountain Mike's Pizza chain, the operating profit from this activity decreased only $164,460 or 8.7% $1,889,868 in 1999 to $1,725,408 in 2000.

Retail cost of sales and operating expenses from company owned stores increase from $117,561 in 1999 to $594,905 in 2000. Retail cost of sales and operating expenses as a percentage of retail sales increased from 106.0% in 1999 to 114.0% in 2000. The increase in cost reflected transitioning the Central Park restaurants which included the sale and closure of two restaurants.

Bakery cost of sales and expenses increased $106,362 or 15.0% from $710,014 in 1999 to $816,376 in 2000. The increase is consistent with the increase in bakery sales.

General corporate operating expenses generally include: officers and office support staff payroll and payroll costs; legal, audit and other professional fees; office occupancy costs and other general administrative costs. These administrative costs decreased 81,399 or 5.4% from $1,497,151 to $1,415,752 in 2000 which was partially attributable to the Company's Chief Operating Officer resigning in April 2000.

Consulting and investor relations costs increased $641,871 or 82.8% from $775,392 in 1999 to $1,415,752 as the Company entered into several consulting agreements for capital raising efforts and identifying potential acquisition candidates.

Routine or recurring non-cash charges such as depreciation, amortization (of goodwill and non-compete covenants) and the write off of uncollectible receivables was $1,344,605 in 1999 compared to $771,134 in 2000. Of these amounts $379,924 and $25,442 was attributable to bad debt expense for the years ended September 30, 1999 and 2000, respectively. The bad debt expense in 1999 was due to the write-down of certain notes receivable. Amortization and depreciation was $964,681 in 1999 compared to $745,692 in 2000, a decrease of 218,989 or 22.7%. The primary reason for the decrease was the decrease in goodwill amortization from the Mountain Mike's Pizza chain in April 2000 and the amortization of the non-compete covenant pertaining to Seawest Subs which was fully amortized in early 2000. Amortization of goodwill decreased $87,472 or
41.7%  from  $209,957  in  1999  to  $122,475  in  2000  for  Mountain   Mike's.
Amortization of goodwill and the non-compete covenant decreased $57,865 or 26.8% from $216,144 in 1999 to $158,279 in 2000 for Seawest Subs.

Non-routine or non-recurring non-cash charges such as losses on disposal of franchise concepts, asset valuation charges and losses on the sale of assets totaled $913,193 in 2000 and was $1,552,331 less than the $2,465,524 aggregate charge for those items in 1999. The loss on the disposal of franchise concepts was $843,092 in 2000 resulting from a loss of $535,506 from the sale of the Mountain Mike's Pizza franchise concept and $307,586 from the sale of the Seawest Subs franchise concept compared to a loss of $39,606 from the sale of the Georgio's franchise concept in 1999. Write-down of property & equipment was $70,101 in 2000 compared to $725,078 in 1999. The 1999 charge was a result of the Company writing down the value of some of its bakery equipment to reflect current market value for such equipment. Also in 1999, the Company recognized a goodwill impairment of $1,177,212 with respect to its Little King franchise concept prior to its sale.

Net interest expense was $318,633 in 2000 compared to $542,946 in 1999, a decrease of $224,313. The decrease in interest expense reflects the Company's payment on related party and long-term debt of $1,267,013 and the conversion of $343,291 of related party and long-term debt for common stock during the year ended September 30, 2000. There was less than 3 months of interest expense incurred in 2000 from the long-term debt issued and assumed of approximately $2,400,000 on the Central Park acquisition in July 2000.

Liquidity and Capital Resources

Net cash used in operating activities was $239,547 in 2000. Net cash of $1,700,564 was provided by investing activities. $2,682,130 of cash proceeds was primarily received from the sale of the Company's Mountain Mike's Pizza franchised concept while $925,595 was expended on the acquisition of the Central Park franchise concept. Net cash of $1,434,237 was used on financing activities, primarily from the payments on related party and long-term debt of $1,267,013 and dividend payments of $213,100.

At September 30, 2000 the Company had $3,189,248 in debt and $2,468,750 in redeemable preferred stock outstanding. The Company issued or assumed approximately $2,400,000 in debt relating to its Central Park acquisition in July 2000. In December 2000, the Company issued $575,000 in convertible debt and redeemed the entire $2,468,750 in preferred stock through the payment of $500,000 in cash and the issuance of 19,750,000 shares of common stock.

The Company believes that cash flow from operations and the sale and subsequent refranchising of its seven corporate Central Park restaurants will continue to fund its operations as well as generate all the capital necessary to meet the Company's obligations of $417,140 in the current portion of its long term debt. The Company may seek other sources of financing, restructure and/or pay off all its current obligations in 2001. There is no assurance that additional funding will be available, or if available, it can be obtained on terms favorable to the company. Failure to obtain such funding could adversely affect the Company's financial condition.

Working capital at September 30, 2000 was a deficit of $1,490,301 compared with a deficit of $1,879,446 on September 30, 1999, a decrease of $389,145. The decrease in deficit is reflected in a $1,188,901 reduction in the current portion of long term debt and an increase of $622,532 in accounts payable and accrued expenses.

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

Franchise fees decreased $48,750 from $127,000 in 1998 to $78,250 in 1999. $47,500 of the decrease was recognized through the Mountain Mike's Pizza chain and was the result of scheduled openings being pushed into the next reporting period. The Company began 1999 with 273 franchised restaurants. During the current nine month period the Company added an additional 6 new stores and closed or terminated franchise agreements on 42 stores. These closings were the result of voluntary terminations due to competitive conditions in the Company's market segment and to the cancellation or rescission of franchise agreements of certain franchisees that were not fulfilling their contract obligations. The Company ended the year with 209 franchised units after the sale of 28 Little King restaurants, or a pro-forma decrease of 13.2%. The six new stores were primarily opened by existing franchisees. This reflects the Company's policy of growth through existing franchisees with the belief that this will contribute to a high rate of new store successes.

Developer fees were $24,896 in 1998 compared to none in 1999. This was due to the recognition of the deferred performance amounts on existing contracts. The Company has not sold development rights in any territories in 1999 or 1998. The Company anticipates that developer fees received in the future will primarily be the result of re-marketing existing agreements.

Retail restaurant sales in Company owned stores decreased from $1,353,366 in 1998 to $0 in 1999. The decrease was the result of operating 10-11 stores in the Little King chain for most of 1998. All Company owned stores were sold in 1999 and no new stores were acquired or operated by the Company in 1999. Comparative average store sales volume for these stores remained substantially unchanged from the previous year. The Company also discontinued its Hymie's retail bagel sales efforts in Tampa in early 1998.

Bakery sales for the bakery owned and operated in 1999 remained about the same as 1998's sales at $566,329 and $571,844, respectively. The Company also closed the Tampa bakery in 1998. This operation generated $159,843 in 1998 sales before it was closed.

Costs and Expenses

The Company segregates its operating expenses into six general categories as follows:

             Ongoing Franchise Servicing
             Retail Company Owned Store Cost of Sales and Expenses Bakery Cost of Sales and Expenses
             General Corporate Operating Expenses
             Non-Cash
             Other

Franchise servicing costs, including ongoing area developer fees, decreased $188,077 to $1,296,506 in 1999. The addition of L'il Dino operations in late March of 1998 accounted for an increase in current period expenses of $49,125 over 1998 while all the other chains, combined, experienced a decrease of $237,202. These reductions are the result of management's ongoing efforts to assimilate and combine functions previously performed at each division level. Many of the purchasing, administrative, accounting and regulatory tasks previously performed by the divisional employees are now being handled at the corporate level. The effect of this was to reduce the staff necessary to perform these functions at the divisional level. The Company continues to focus its efforts on franchise royalty management with the result that the operating profit from this activity increased $259,830 from 1998 to 1999 or from $1,168,198 in 1998 to $1,428,028 in 1999.

Retail cost of sales and operating expenses from company owned stores was eliminated in 1999 as the Company neither owned or operated any stores during that period.

Bakery cost of sales and expenses decreased $139,349 in 1999 from 1998's level of $680,363. The decrease is primarily due the closing of the Tampa bakery in 1998 which amounted to a $127,393 cost elimination.

General corporate operating expenses generally include: officers and office support staff payroll and payroll costs; legal, audit and other professional fees; office occupancy costs and other general administrative costs. These administrative costs decreased 6.4% in 1999 to $1,177,276 from $1,257,656 in 1998. This decrease was the result of non-recurring charges of $160,843 in 1998 for additional legal and accounting fees in connection with the audit of its 1997 financial statements and the filing of its S.E.C. registration statements on forms 10-SB and SB-2.

Routine or recurring non-cash charges such as depreciation, amortization (of goodwill and non-compete covenants), write off of uncollectable receivables, and the amortization of certain prepaid expenses (interest and consulting) over their contractual terms was $1,544,695 in 1999 compared to $865,678 in 1998. The increase of $679,017 in 1999 was principally the result of an increase of $254,507 in bad debts expense due to write downs of certain notes receivable; increased amortization of $185,715 in prepaid consulting agreements; and an increase of $117,088 in goodwill and non compete covenant amortization.

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

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

(a) Effective October 24, 2000 the Company appointed Berman, Hopkins, Wright and LaHam, CPA's, LLP as independent accountants for the fiscal year ended on September 30, 2000. The decision to dismiss Pender, Newkirk and Company was approved by the audit committee acting pursuant to the authority delegated by the Company's Board of Directors.

Pender, Newkirk and Company's report on the consolidated financial of Ultimate Franchise Systems, Inc. (formerly JRECK Subs Group, Inc.) as of and for the nine months ended September 30, 1999 contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the nine months ended September 30, 1999 and in the subsequent period to the date hereof, there were no disagreements between Ultimate Franchise Systems, Inc. and Pender, Newkirk and Company on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Pender, Newkirk and Company would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

The Company has provided Pender, Newkirk and Company, prior to the filing of Form 8-K with the Commission, a copy of the disclosures made in Item 4(a) on Form 8K.

(b) Effective October 24, 2000 the Company engaged Berman, Hopkins, Wright and LaHam, CPA's, LLP as its new independent accountants to audit the Company's financial statements. During the period that Pender, Newkirk and Company served as independent auditor, including all interim periods, the Company (or someone on its behalf) never consulted Berman, Hopkins, Wright and LaHam, CPA's, LLP regarding any matter.

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

- ------------------------------------------------------------------------------
      Name                Age   Director/Date    Office or Position
                                 Elected
- ------------------------------------------------------------------------------

Christopher M. Swartz     30   Yes/ Apr 1996   Chairman, President and Chief
                                               Executive Officer
S. Elliott Davenport      41   Yes/ Jul 2000   Director
Eric T. Swartz            34   Yes/ Apr 1996   Secretary
Michael F. Cronin         44   Yes/ Apr 2000   Chief Financial Officer/Treasurer
                                               and Chief Operating Officer
- ------------------------------------------------------------------------------

Christopher M. Swartz has been Chairman, President and Chief Executive Officer of the Company since April, 1996 and Chairman, President and Chief Executive Officer of JRECK Subs, Inc. since September, 1995. From 1992 to 1995, he was Director of Operations of Lox, Stox & Bagels of Liverpool, Inc. Mr. Swartz is a graduate of Syracuse University. He is the second generation of his family to be involved with JRECK. Mr. Swartz is also the general partner of Tri-Emp Enterprises, a limited family partnership and the brother of Eric Swartz.

S. Elliott Davenport has been a Director of the Company since July 2000. From February 1997 up to joining the Company in July 2000, he was Chairman, President and Chief Executive Officer of Central Park USA, Inc. (the franchisor of the Central Park hamburger chain). He was Vice President and Chief Operating Officer of Central Park USA, Inc. from September 1986 to July 2000.

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

Michael F. Cronin has been Chief Financial Officer of the Company since March 8, 1998, Treasurer since January 1, 1999 and a director since April 2000. He also became Chief Operating Officer of the Company in May 2000 after the resignation of this position by Bradley L. Gordon. He is a Certified Public Accountant who has managed his own practice, specializing in S.E.C audits and business and tax planning, since February, 1985. He has been licensed in New York State for 17 years. Mr. Cronin is a graduate of St. John Fisher College. From 1979 to 1985 Mr. Cronin was employed as a staff accountant and partner in a regional public accounting firm in Rochester, NY. Mr. Cronin served in the United States Marine Corps for three years and was honorably discharged in 1976.

In April 2000, Bradley L. Gordon resigned as Chief Operating Officer and Director of the Company, positions he assumed in September 1997. From September 1993 up to joining the company in 1997, he was president of Quality Franchise Systems, Inc. (the franchisor of Mountain Mike's Pizza), Quality Franchise
Systems, Inc.'s Chief Executive Officer since 1992 and one of its directors since January, 1993. Before joining Quality Franchise Systems, Inc., he held various positions at Pace Membership Warehouse, Inc. in Denver, Co. from 1983 forward as an Executive Vice President-Sales; Senior Vice President-Operations and Vice President-Human Resources.

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

                                          Summary Compensation Table
- -----------------------------------------------------------------------------------------------------------------------
                           Annual Compensation                                       Long Term Compensation
- -----------------------------------------------------------------------------------------------------------------------
   Name & Principal                                        Other Annual    Awards      Awards    Payouts    All Other
       Position            Year       Salary      Bonus    Compensation  ----------------------------------------------
                                                                         Restricted   Options      LTIP
                                                                         Stock in $   SARS (#)  Payouts
                                                                                                   ($)
- -----------------------------------------------------------------------------------------------------------------------
                           2000      $ 175,000     $ 0          $ 0          $ 0        0          $ 0         $ 0
                        -----------------------------------------------------------------------------------------------
 Christopher M. Swartz    1999(c)     $ 96,154     $ 0          $ 0          $ 0        0(d)       $ 0         $ 0
    President & CEO     -----------------------------------------------------------------------------------------------
                           1998      $ 175,000     $ 0          $ 0          $ 0     1,000,000     $ 0         $ 0
- -----------------------------------------------------------------------------------------------------------------------
                           2000      $ 85,000(a)   $ 0     $ 150,000(b)      $ 0     1,000,000     $ 0         $ 0
                        -----------------------------------------------------------------------------------------------
   Bradley L. Gordon      1999(c)    $ 102,500     $ 0          $ 0          $ 0         0         $ 0         $ 0
Chief Operating Officer -----------------------------------------------------------------------------------------------
                           1998      $ 150,000     $ 0      $ 60,000(e)      $ 0         0         $ 0         $ 0
- -----------------------------------------------------------------------------------------------------------------------
                           2000      $ 130,625     $ 0          $ 0          $ 0     1,000,000     $ 0         $ 0
                        -----------------------------------------------------------------------------------------------
   Michael F. Cronin      1999(c)     $ 84,615     $ 0          $ 0          $ 0         0         $ 0         $ 0
Chief Financial Officer -----------------------------------------------------------------------------------------------
& Chief Operating Officer  1998       $ 93,750     $ 0          $ 0          $ 0         0         $ 0         $ 0
- -----------------------------------------------------------------------------------------------------------------------
                          2000(f)     $ 25,412     $ 0          $ 0          $ 0         0         $ 0         $ 0
                        -----------------------------------------------------------------------------------------------
  S. Elliott Davenport    1999(c)        $ 0       $ 0          $ 0          $ 0         0         $ 0         $ 0
      Director          -----------------------------------------------------------------------------------------------
                           1998          $ 0       $ 0          $ 0          $ 0         0         $ 0         $ 0
- -----------------------------------------------------------------------------------------------------------------------

(a) Mr. Gordon resigned as Chief Operating Officer and Director in April 2000 and his salary was for seven months.

(b) Payment received upon termination of services to the Company.

(c) Due to a change in fiscal years, 1999 compensation covers only a nine month period.

(d) Options on 2,000,000 shares granted to Mr. Swartz in 1997 and 1998 were modified and regranted in 1999.

(e) Relocation expense reimbursement.

(f) Mr. Davenport joined the Company in July 2000.



Employment Contracts:

Mr. Cronin and Mr. Davenport have employment contracts with the Company. The following table summarizes the significant terms of these agreements:

- -----------------------------------------------------------------------------------------------------------------
                                                                                        Termination
                                                                                           Clause
                                                                            Initial        Salary     Change in
                                               Commencement                  Annual     Continuation   Control
      Name                   Position               Date           Term   Compensation     Period    Arrangement
- -----------------------------------------------------------------------------------------------------------------
Michael F. Cronin        Director,                July 31, 1998   3 Years   $ 125,000    12 Months        No
                     Chief Financial Officer
                     & Chief Operating Officer

S. Elliott Davenport     Director                 July 19, 2000    1 Year   $ 125,000       None          No
- -----------------------------------------------------------------------------------------------------------------

Options and Rights Granted to Purchase Common Stock:

The following table summarizes options and rights to purchase common stock that were granted or issued to executive officers and directors over each of the last two fiscal years:

- ---------------------------------------------------------------------------------------------------------------------------
                                         Number                                                   Percent of
                                           of     Number of                                          Total
                                         Options  Shares of     Date of                 Exercise    Options
                                         Granted   Common       Grant                   Price of  Granted to
                                          (in       Stock        or         Expiration  Purchase   Employees
        Name              Position       Shares)  Purchased    Purchase        Date     Price     During Year
- ---------------------------------------------------------------------------------------------------------------------------
  Bradley L. Gordon(a) Chief Operating  1,000,000            Oct 15, 1999  Oct 15, 2004  $ 0.29      13.7%
                      Officer/Director

  Michael F. Cronin    Chief Financial  1,000,000            Oct 15, 1999  Oct 15, 2004  $ 0.29      13.7%
                       Officer and Chief
                       Operating Officer
- ---------------------------------------------------------------------------------------------------------------------------

(a)  Mr. Gordon resigned as Chief Operating Officer and Director in April 2000.


The following table sets forth information regarding the value of Options and Stock Appreciation Rights granted to officers of the Company during 2000:

- ----------------------------------------------------------------------------------------------------------------------------
                                                       Number of Securities Underlying         Value of In-The-Money
                                                        Unexercised Options and SAR's            Options and SAR's
                                                            at September 30, 2000              at September 30, 2000
- ----------------------------------------------------------------------------------------------------------------------------
                   Shares Acquired
Name and Position    on Exercise     Value Realized     Exercisable      Unexercisable     Exercisable      Unexercisable
- ----------------------------------------------------------------------------------------------------------------------------
Bradley L. Gordon        None             None           1,000,000             None              None             None
 Chief Operating
     Officer (a)

Michael F. Cronin        None             None           1,000,000             None              None             None
 Chief Financial
 Officer and Chief
 Operating Officer
- ----------------------------------------------------------------------------------------------------------------------------

(a) Mr. Gordon resigned as Chief Operating Officer and Director in April 2000.


Other:

The Company does not carry officers & directors liability insurance or disability benefits in excess of statutorily mandated amounts. Directors receive no compensation for their duties.

The Company maintains, and is the beneficiary of, a $3,000,000 key man term life insurance policy on Mr. Christopher Swartz.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information relating to the beneficial ownership of the Company's Common Stock by those persons beneficially holding more than 5% of the Company's common stock or held by the company's executive officers and directors, and by all the Company's executive officers and directors as a group as of September 30, 2000. The address of each person is in care of the Company unless noted.

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

- ------------------------------------------------------------------------------
                               Name and Amount and
                      Address of      Officer        Nature of
    Title of          Beneficial         or         Beneficial        Percent of
     Class              Owner         Director         Owner             Class
- ------------------------------------------------------------------------------
  Common Stock  Christopher M. Swartz   Yes       (a) 5,816,711         12.81 %
  Common Stock    Michael F. Cronin     Yes       (b) 1,500,000          3.31 %
  Common Stock       Eric Swartz        Yes       (c)   150,000          0.33 %
  Common Stock   S. Elliott Davenport   Yes                   0          0.00 %
       All Officers and Directors as a Group          7,466,711         16.45 %

         (a) Includes 4,139,211 shares of common stock owned by Tri-Emp Enterprises, a limited family partnership. Mr. Swartz is the general partner of Tri-Emp Enterprises, and as such, is deemed to have beneficial ownership of the shares of the Company owned by Tri-Emp Enterprises. It also includes 1,000,000 shares subject to options currently exercisable by Mr. Christopher Swartz and 225,000 shares subject to options exercisable by Tri-Emp Enterprises. It excludes 1,000,000 shares subject to options by Mr. Christopher Swartz which expired on December 29, 2000.

         (b) Includes 1,000,000 shares subject to options currently exercisable by Mr. Cronin.

         (c) Includes 150,000 shares subject to options currently exercisable by Mr. Eric Swartz

Item 12. Certain Relationships and Related Transactions

In March 2000, the Company issued 894,211 shares of its common stock to Tri-Emp Enterprises, Inc. for the retirement of a note payable of $166,815 and accrued interest of $56,913. Tri-Emp Enterprises, Inc. received 500,000 shares of the Company's common stock on August 11, 1999 in a partial payment of $109,400 toward an outstanding debt obligation of the Company to Tri-Emp of $343,000.

In April 2000, the Company sold the Mountain Mike's Pizza franchise concept to Concept Acquisitions, LLC ("COAC") for $3,000,000 cash and two notes receivable with discounted values of $165,534 and $377,645, respectively. COAC is controlled by Bradley L. Gordon, the Company's former Chief Operating Officer and Director who resigned in April 2000.

Mr. Bradley Gordon, the Company's former Chief Operating Office and Director, purchased 500,000 shares of the Company's Common Stock in each of two separate transactions to obtain an aggregate of 1,000,000 shares. One transaction occurred in September, 1997 and the other transaction occurred on July 30, 1998. The Company received a promissory note from Mr. Gordon on each agreement for the full amount of each purchase price of $1,500,000 and $687,500 respectively. The notes each beared interest at 9.5% per annum and were due three years from the date of issuance. Mr. Gordon had the right to require the Company to repurchase the shares as consideration for the cancellation of the underlying promissory note. In April 2000, Mr. Gordon required the Company to repurchase the 1,000,000 for cancellation of the two promissory notes totaling $2,187,500. All accrued interest under these notes through the date of cancellation in April 2000 had been waived by the Board of Directors.

Mr. Gordon received options to acquire an additional 1,000,000 shares at $0.29 per share on October 15, 1999. These options expire on October 15, 2004. Mr. Gordon has not exercised his rights to acquire any shares under this agreement.

Mr. Richard Silberman, a shareholder of the Company, purchased 300,000 shares of the Company's Common Stock in each of two separate transactions to obtain an aggregate of 600,000 shares. One transaction occurred in September, 1997 and the other transaction occurred on July 30, 1998. The Company received a promissory note from Mr. Silberman on each agreement for the full amount of each purchase price of $900,000 and $412,500 respectively. The notes each beared interest at 9.5% per annum and were due three years from the date of issuance. Mr. Silberman had the right to require the Company to repurchase the shares as consideration for the cancellation of the underlying promissory note. In April 2000, Mr. Silberman required the Company to repurchase the 600,000 for cancellation of the two promissory notes totaling $1,312,500. All accrued interest under these notes through the date of cancellation in April 2000 had been waived by the Board of Directors.

Mr. Silberman received options to acquire an additional 600,000 shares at $0.29 per share on October 15, 1999. These options expire on October 15, 2004. Mr. Silberman has not exercised his rights to acquire any shares under this agreement.

Mr. Michael F. Cronin, Chief Financial Officer, Treasurer, Chief Operating Officer and Director of the Company, purchased 500,000 shares of the Company's Common Stock. The transaction occurred on July 30, 1998. The Company received a promissory note from Mr. Cronin on the agreement for the full amount of the purchase price of $687,500. The note bears interest at 9.5% per annum and is due three years from the date of issuance. Mr. Cronin has the right to require the Company to repurchase the shares as consideration for the cancellation of the underlying promissory note. Mr. Cronin received options to acquire an additional 1,000,000 shares at $0.29 per share on October 15, 1999. These options expire on October 15, 2004. Mr. Cronin has not exercised his rights to acquire any shares under this agreement. All accrued interest under these notes through September 30, 2000 has been waived by the Board of Directors.

Mr. Christopher M. Swartz, Chairman of the Company and its President and Chief Executive Officer, was granted options to purchase 2,000,000 shares of the Company's Common Stock. The options were granted in the amount of 1,000,000 shares each on December 29, 1997 and August 3, 1998. The exercise prices were $2.75 and $1.55, respectively, and expire three years from the date of grant.. These options to acquire were repriced at $0.29 per share on October 1, 1999. Mr. Swartz has not exercised his rights to acquire any shares under these agreements. On December 29, 2000, options for 1,000,000 shares of the Company's common stock expired.

On January 5, 1998 the Company concluded its Preferred "D" stock offering. The Company raised $2,500,000 through the offering. Eighteen investors purchased 2,500 shares for $1,000 each. The holders of the Series "D" Preferred Stock had no voting rights and were entitled to cumulative dividends of $80 per share, per year, payable in cash or common stock. Holders of the Series "D" may convert a portion or all of their holdings into common stock based upon a conversion rate formula of 65% of the average five day closing bid price five trading days before conversion. The conversion rate was further adjusted by two five percent penalty increments for the Company's failure to file and make effective a Form SB-2 within certain time parameters. As of June 10, 1999 the Company has issued 5,303,574 common shares as conversion shares under this agreement.

On June 10, 1999, the holders of the Preferred "D" converted their entire holding to the Company's newly created Preferred "F" series. The Series D was canceled and 197.5 shares of the Series F were issued in its place. The holders of Series F were each entitled to receive an annual dividend of $1,000. The dividend was payable quarterly beginning August 1, 1999. The holders could require the Company to repurchase the outstanding shares at a 25% premium over the face value of $10,000 no sooner than June 1, 2001 and no later than August 1, 2001. The Company could also redeem the shares at any time prior to February 1, 2001 at $12,500 per share. In the event of liquidation, dissolution, or winding up of the Corporation, whether voluntary or involuntary, the Series F holders were entitled to receive $13,000 per share.

In December 2000, the Company redeemed all 197.5 shares of the Series F for $500,000 cash and 19,750,000 shares of the Company's common stock. This issuance of these shares increased the number of outstanding common shares by 61.9%.

In December 2000, the Company issued Convertible Debentures of $575,000. The Convertible Debentures call for monthly interest payments at 12% and are due in January 2002. The Convertible Debentures may be converted in whole or in part to common stock of the Company at a conversion price equal to 65% of the three day average closing price prior to the date of conversion. In anticipation of the conversion of the Convertible Debentures, the Company has placed into escrow 10,000,000 shares of its common stock.

In December 2000, the Company increased its authorized shares of common stock from 50,000,000 shares to 100,000,000 shares.



Item 13. Exhibits and Reports on Form 8-K
Schedule of Exhibits:

- ----------------------------------------------------------------------------------------------------------------------------
                                                                                         Reserved
                                                                                           for     Incorporated
 Exhibit                                                                                  Future        by         Date of
 Item No.                              Description of Exhibit                              Use     Reference in:    Filing
- ----------------------------------------------------------------------------------------------------------------------------
2.0         Plans of purchase, sale, reorganization, arrangement, liquidation or succession:

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


- ----------------------------------------------------------------------------------------------------------------------------
                                                                                         Reserved
                                                                                           for     Incorporated
 Exhibit                                                                                  Future        by         Date of
 Item No.                              Description of Exhibit                              Use     Reference in:    Filing
- ----------------------------------------------------------------------------------------------------------------------------
3.0         Articles of Incorporation and Bylaws:

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

16.0        Letter of change in certifying accountants                                              Form 8-K      11/08/99

16.1        Former accountants letter to Commission                                                 Form 10-SB    02/17/99
16.2        Former accountants letter to Commission                                                 Form 8-K      11/08/99

21          Subsidiaries of Registrant                                                              Form 10-SB    02/17/99
- ----------------------------------------------------------------------------------------------------------------------------

Reports filed on form 8-K:

                                                                   Financial
      Date of Filing               Items Reported                 Statements
      --------------               --------------                 ----------
     June 22, 2000        Change in Legal Corporate Name              No

     November 1, 2000     Change in Certifying Accountants            No




                                   SIGNATURES

In accordance with all the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ultimate Franchise Systems, Inc.
- ------------------------
      (Registrant)



                               President & Duly Authorized
                                   Officer Member of
01/12/01   Christopher M. Swartz   Board of Directors  /s/ Christopher M. Swartz
- --------   ---------------------  -------------------  -----------------------
  Date          Print Name               Title                   Signature




                                 Chief Financial Officer
                                   Treasurer & Chief
01/12/01      Michael F. Cronin     Operating Officer /s/ Michael F. Cronin
- --------   ---------------------  -------------------  -----------------------
  Date          Print Name               Title                   Signature

                       Consolidated Financial Statements

               Ultimate Franchise Systems, Inc. and Subsidiaries
                       (formerly Jreck Subs Group, Inc.)


                     For the Year Ended September 30, 2000
                  and the Nine Months Ended September 30, 1999

                         Independent Auditors' Reports

               Ultimate Franchise Systems, Inc. and Subsidiaries

                       Consolidated Financial Statements

                     For the Year Ended September 30, 2000
                  and the Nine Months Ended September 30, 1999


                                    Contents



Independent Auditors' Reports on Consolidated Financial Statements.....F-3 - F-4

Consolidated Financial Statements:

Consolidated Balance Sheets............................................F-5 - F-6
Consolidated Statements of Operations........................................F-7
Consolidated Statements of Cash Flows..................................F-8 - F-9
Consolidated Statements of Stockholders' Equity......................F-10 - F-11
Notes to Consolidated Financial Statements...........................F-12 - F-48

                          Independent Auditors' Report




Board of Directors and Stockholders
Ultimate Franchise Systems, Inc.
Longwood, Florida


We have audited the accompanying consolidated balance sheet of Ultimate Franchise Systems, Inc. (formerly JRECK Subs Group, Inc.) and subsidiaries as of September 30, 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ultimate Franchise Systems, Inc. and subsidiaries as of September 30, 2000, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



/s/ Berman Hopkins Wright & LaHam, CPA's, LLP


Berman Hopkins Wright & LaHam, CPA's, LLP
Melbourne, Florida
December 12, 2000

                          Independent Auditors' Report




Board of Directors and Stockholders
JRECK Subs Group, Inc.
Longwood, Florida


We have audited the accompanying consolidated balance sheet of JRECK Subs Group, Inc. and subsidiaries as of September 30, 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the nine months then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JRECK Subs Group, Inc. and subsidiaries as of September 30, 1999, and the results of its operations and its cash flows for the nine months then ended in conformity with generally accepted accounting principles.


/s/ Pender Newkirk & Company, CPAs

Pender Newkirk & Company, CPAs
Tampa, Florida
November 12, 1999

               Ultimate Franchise Systems, Inc. and Subsidiaries

                          Consolidated Balance Sheets


                                                                                 September 30,                September 30,
                                                                                      2000                         1999
                                                                                --------------               --------------
Assets
Current assets:
  Cash and cash equivalents, including restricted cash of
    $0 and $35,086 for 2000 and 1999, respectively                              $      148,072               $      121,292
  Accounts receivable  trade, net of allowance for
    doubtful accounts of $85,436 and $152,886 for 2000
    and 1999, respectively                                                             272,107                      365,618
  Prepaid expenses                                                                     277,416                      456,883
  Inventory                                                                             85,390                            -
  Current portion of notes receivable                                                   63,584                       80,000
                                                                                --------------               --------------
        Total current assets                                                           846,569                    1,023,793
                                                                                --------------               --------------
Property and equipment, net                                                          1,116,837                      726,667
                                                                                --------------               --------------
Other assets:
  Goodwill, net of accumulated amortization of $736,243
    and $984,817 for 2000 and 1999, respectively                                     7,094,183                    8,987,076
  Covenants not to compete, net of accumulated
    amortization of $36,402 and $388,458 for 2000 and
    1999, respectively                                                                 327,618                      113,542
  Deferred loan costs, net                                                             310,943                      376,403
  Notes receivable, net of allowance for doubtful
    accounts of $0 and $180,000 for 2000 and 1999,
    respectively                                                                       736,503                            -
  Investment securities                                                                789,430                            -
  Other                                                                                108,801                      106,750
                                                                                --------------               --------------
    Total assets                                                                $   11,330,884               $   11,334,231
                                                                                ==============               ==============

           Read independent auditors' reports. The accompanying notes are an integral part of the consolidated financial statements

               Ultimate Franchise Systems, Inc. and Subsidiaries

                     Consolidated Balance Sheets, Continued

                                                                                 September 30,                September 30,
                                                                                      2000                         1999
                                                                                --------------               --------------
Liabilities and Stockholders' Equity
Current liabilities:
  Current portion of long-term debt                                             $      417,140               $    1,606,041
  Accounts payable                                                                     708,767                      496,553
  Accrued liabilities                                                                  963,199                      552,881
  Accrued preferred stock dividends                                                    247,764                      247,764
                                                                                --------------               --------------
Total current liabilities                                                            2,336,870                    2,903,239
Long-term debt, less current portion                                                 2,772,108                      763,505
Note payable to related party                                                                -                      245,939
                                                                                --------------               --------------
Total liabilities                                                                    5,108,978                    3,912,683
                                                                                --------------               --------------
Redeemable common stock                                                                293,000                      293,000
                                                                                --------------               --------------

Redeemable Series F Preferred Stock, no par value, 250
  shares authorized,  197.5 shares issued and outstanding                            2,468,750                    2,468,750
                                                                                --------------               --------------
Commitments and contingencies                                                                -                            -

Stockholders' equity:
  Series C Convertible Preferred Stock, no par value, 120
    shares authorized, issued and outstanding                                          120,000                      120,000
  Common stock, no par value, 50,000,000 shares authorized,
    31,887,182 and 28,403,440 shares issued and outstanding
    for 2000 and 1999, respectively                                                 26,830,014                   28,394,179
  Accumulated deficit                                                              (22,885,674)                 (19,666,881)
  Less:  Stock subscriptions receivable                                               (687,500)                  (4,187,500)
  Accumulated other comprehensive income                                                83,316                            -
                                                                                --------------               --------------
Total stockholders' equity                                                           3,460,156                    4,659,798
                                                                                --------------               --------------
Total liabilities and stockholders' equity                                      $   11,330,884               $   11,334,231
                                                                                ==============               ==============

           Read independent auditors' reports. The accompanying notes are an integral part of the consolidated financial statements

               Ultimate Franchise Systems, Inc. and Subsidiaries

                     Consolidated Statements of Operations



                                                                                  Year Ended                 Nine Months Ended
                                                                                 September 30,                September 30,
                                                                                     2000                          1999
                                                                                --------------               --------------
Revenues:
  Continuing royalty revenues                                                   $    2,108,337               $    2,046,280
  Initial royalty revenues                                                              63,000                       78,250
  Retail sales  company-owned stores                                                   521,747                            -
  Retail sales  bakery and other products                                              825,237                      571,844
  Other revenues                                                                       973,619                      600,004
                                                                                --------------               --------------
                                                                                     4,491,940                    3,296,378
Operating costs and expenses:
  Franchise servicing costs                                                          1,419,548                    1,296,506
  Cost of retail sales and operating costs - stores                                    594,905                            -
  Cost of retail sales and operating costs - bakery                                    816,376                      541,014
  General and administrative                                                         1,415,752                    1,177,276
  Consulting and investor relations                                                  1,417,263                      722,541
  Bad debt expense                                                                      25,442                      254,507
  Amortization and depreciation                                                        745,692                      670,442
                                                                                --------------               --------------
                                                                                     6,434,978                    4,662,286
                                                                                --------------               --------------

Loss from operations                                                                (1,943,038)                  (1,365,908)

Other income (expense):
  Interest, net                                                                       (318,633)                    (356,192)
  Write-down of property and equipment                                                 (70,101)                           -
  Loss on disposals of franchise concepts                                             (843,092)                     (39,606)
  Loss on sale of investment securities                                                      -                      (58,596)
  Other, net                                                                           169,171                       52,203
                                                                                --------------               --------------
Net loss                                                                            (3,005,693)                  (1,768,099)
Preferred stock dividends                                                             (213,100)                    (146,940)

Net loss applicable to common stock                                             $   (3,218,793)              $   (1,915,039)
                                                                                ==============               ==============
Weighted average of common shares outstanding                                       30,102,278                   22,796,417
                                                                                ==============               ==============
Net loss per common share - basic and diluted                                   $         (.11)              $         (.08)
                                                                                ==============               ==============

           Read independent auditors' reports. The accompanying notes are an integral part of the consolidated financial statements

               Ultimate Franchise Systems, Inc. and Subsidiaries

                     Consolidated Statements of Cash Flows



                                                                                  Year Ended                Nine Months Ended
                                                                                 September 30,                September 30,
                                                                                     2000                         1999
                                                                                -------------                -------------
Operating activities:
  Net loss                                                                      $  (3,005,693)               $  (1,768,099)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
  Amortization and depreciation                                                       745,692                      670,442
  Write down of property, plant and equipment                                          70,101                            -
  Bad debts                                                                            25,442                      254,507
  Loss on disposals of franchise concepts                                             843,092                       39,606
  Loss on sale of investment securities                                                     -                       58,596
  Stock and stock options issued for services                                         227,569                      239,595
  Prepaid interest, amortized discounts and loan fees
    charged to interest                                                                 8,997                       75,502
  Amortization of deferred loan costs                                                  65,460                       56,889
  Prepaid consulting fees amortized to consulting and investor
    relations expense                                                                 732,720                      487,356
  (Increase) decrease in:
    Accounts receivable                                                                (8,178)                      32,184
    Prepaid expenses                                                                   52,083                      (14,674)
    Inventory                                                                          (6,256)                           -
  Increase (decrease) in:
    Accounts payable                                                                     (199)                    (362,255)
    Accrued liabilities                                                                 9,623                     (198,919)
                                                                                -------------                -------------
Net cash used by operating activities                                                (239,547)                    (429,270)
                                                                                -------------                -------------

  Investing activities:
    Proceeds from sale of investment securities                                             -                      115,967
    Purchase of investment securities                                                 (20,915)                           -
    Proceeds from disposal of property and equipment                                    7,462                            -
    Purchase of property and equipment                                                      -                       (2,059)
    Proceeds from disposals of franchise concepts                                   2,682,130                       33,403
    Payments on acquisition of franchise concept                                     (925,595)                           -
    Advances made on notes receivable                                                 (35,000)                     (12,185)
    (Increase) decrease in other assets                                                (7,518)                       1,721
                                                                                -------------                -------------
Net cash provided by investing activities                                           1,700,564                      136,847
                                                                                -------------                -------------
  Financing activities:
    Proceeds from the sale of common stock                                                  -                      150,000
    Proceeds from the sale of Series E preferred stock                                      -                      200,000
    Payments to repurchase Series E preferred stock                                         -                     (100,000)
    Borrowings from related party debt                                                 45,876                            -
    Payments on related party debt                                                   (125,000)                           -
    Payments on long-term debt                                                     (1,142,013)                     (90,546)
Payment of preferred stock dividends                                                 (213,100)                     (56,317)
                                                                                -------------                -------------
Net cash provided (used) by financing activities                                   (1,434,237)                     103,137
                                                                                -------------                -------------
Net increase (decrease) in cash and cash equivalents                                   26,780                     (189,286)
Cash and cash equivalents, beginning of year                                          121,292                      310,578
                                                                                -------------                -------------
Cash and cash equivalents, end of year                                          $     148,072                $     121,292
                                                                                =============                =============

           Read independent auditors' reports. The accompanying notes are an integral part of the consolidated financial statements

               Ultimate Franchise Systems, Inc. and Subsidiaries

                Consolidated Statements of Cash Flows, Continued


Certain supplemental disclosure of cash flow information and non-cash investing and financing activities is as follows:

                                                                                  Year Ended                Nine Months Ended
                                                                                 September 30,                September 30,
                                                                                     2000                         1999
                                                                                -------------                -------------
Cash paid for interest                                                          $     219,187                $     223,801
Cash paid for income taxes                                                                999                          650
                                                                                =============                =============

Stock and stock options issued in exchange for prepaid expenses                 $     447,931                $     298,100
Conversion of Series D preferred to common stock                                            -                      791,983
Conversion of Series D and E preferred to redeemable Series F preferred                     -                    3,226,288
Common shares issued to satisfy dispute with prior owners of SBK                            -                      664,294
Common shares issued for price adjustments                                                  -                       97,695
Common shares received from sale of Little King and Richey Enterprises                      -                    1,111,031
Conversion of long-term debt and related party debt into common stock                 343,291                      159,400
Conversion of accrued interest into common stock                                       92,645                            -
Stock and stock options issued in exchange for investment securities                  685,199                            -
Preferred stock dividends paid in common stock                                              -                       44,399
Preferred stock dividends accrued                                                           -                      114,023
Cancellation of stock subscriptions receivable                                      3,500,000                            -
                                                                                =============                =============

In addition to the above non-cash items, the following is a summary of non-cash transactions entered into for the acquisition of the franchise concept described in Note 3 for the year ended September 30, 2000. There were no acquisitions for the nine months ended September 30, 1999:

                                                                                  Year Ended
                                                                                 September 30,
                                                                                     2000
                                                                                -------------
Common stock issued                                                             $    (139,200)
Long-term debt issued                                                              (1,433,874)
                                                                                -------------
Total non-cash consideration paid                                                  (1,573,074)
                                                                                -------------
Accounts receivable                                                                    84,895
Prepaid expenses                                                                       47,205
Inventory                                                                              79,134
Property, plant and equipment                                                         622,169
Goodwill acquired                                                                   2,940,289
Covenant not to compete                                                               364,020
Notes receivable                                                                      147,337
                                                                                -------------
Total non-cash acquisition of assets                                                4,285,049
                                                                                -------------
Accounts payable                                                                     (352,939)
Accrued expenses                                                                     (444,040)
Long-term debt assumed                                                               (989,401)
                                                                                -------------
Total non-cash assumption of liabilities                                           (1,786,380)
                                                                                -------------
Net cash paid                                                                   $    (925,595)
                                                                                =============

           Read independent auditors' reports. The accompanying notes are an integral part of the consolidated financial statements

               Ultimate Franchise Systems, Inc. and Subsidiaries

                Consolidated Statements of Stockholders' Equity




                                                  Common                   Preferred Series C              Preferred Series D
                                          Shares          Amount          Shares          Amount         Shares          Amount
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998              19,503,596     $26,225,338           120         $120,000         2,350        $3,918,271
Conversion of debt to equity               692,308         159,400             -                -             -                 -
Stock issued for current and
  prepaid services                       1,291,667         340,000             -                -             -                 -
Exercise of options for common stock        37,500               -             -                -             -                 -
Stock issued for investment security       769,230         174,563             -                -             -                 -
Conversion of preferred Series D to
  common stock                           4,250,499         791,983             -                -          (475)         (791,983)
Conversion of preferred Series D
  stock dividend                           397,966          44,399             -                -             -                 -
Acquisition and retirement of common
  stock                                   (776,779)     (1,111,031)            -                -             -                 -
Other stock sales                          500,000         150,000             -                -             -                 -
Stock issued for price adjustments         850,000         197,695             -                -             -                 -
Stock issued on acquisition
  restructuring                            887,453         664,294             -                -             -                 -
Issuance of preferred E shares                   -               -             -                -             -                 -
Repurchase of preferred E shares                 -               -             -                -             -                 -
Conversion of preferred Series D
  and Series E to Series F redeemable
  preferred stock                                -         757,538             -                -        (1,875)       (3,126,288)
Preferred dividends                              -               -             -                -             -                 -
Net loss                                         -               -             -                -             -                 -
-----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1999             28,403,440      28,394,179           120          120,000             -                 -
Conversion of debt to equity             1,743,742         435,936             -                -             -                 -
Stock issued for current and
  prepaid services                       1,905,000         465,900             -                -             -                 -
Issuance of options for services                 -         209,600             -                -             -                 -
Stock issued for investment security     1,000,000         260,000             -                -             -                 -
Options issued for investment security           -         425,199             -                -             -                 -
Common stock issued for acquisition        435,000         139,200             -                -             -                 -
Cancellation of stock subscriptions
  receivable                            (1,600,000)     (3,500,000)            -                -             -                 -
Preferred dividends                              -               -             -                -             -                 -
Net loss                                         -               -             -                -             -                 -
Unrealized gain on investment
  securities                                     -               -             -                -             -                 -
-----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2000             31,887,182     $26,830,014           120         $120,000             -       $         -
===================================================================================================================================

           Read independent auditors' reports. The accompanying notes are an integral part of the consolidated financial statements


               Ultimate Franchise Systems, Inc. and Subsidiaries

           Consolidated Statements of Stockholders' Equity, Continued

        Preferred Series E                                                  Accumulated Other
                                      Accumulated         Subscription        Comprehensive         Total
     Shares          Amount             Deficit               Notes               Income            Equity
----------------------------------------------------------------------------------------------------------------
          -      $           -       $(17,751,842)       $(4,187,500)          $          -      $  8,324,267
          -                  -                  -                  -                      -           159,400
          -                  -                  -                  -                      -           340,000
          -                  -                  -                  -                      -                 -
          -                  -                  -                  -                      -           174,563
          -                  -                  -                  -                      -                 -
          -                  -            (44,399)                 -                      -                 -
          -                  -                  -                  -                      -        (1,111,031)
          -                  -                  -                  -                      -           150,000
          -                  -                  -                  -                      -           197,695
          -                  -                  -                  -                      -           664,294
         20            200,000                  -                  -                      -           200,000
        (10)          (100,000)                 -                  -                      -          (100,000)

        (10)          (100,000)                 -                  -                      -        (2,468,750)
          -                  -           (102,541)                 -                      -          (102,541)
          -                  -         (1,768,099)                 -                      -        (1,768,099)
----------------------------------------------------------------------------------------------------------------
          -                  -        (19,666,881)        (4,187,500)                     -         4,659,798
          -                  -                  -                  -                      -           435,936
          -                  -                  -                  -                      -           465,900
          -                  -                  -                  -                      -           209,600
          -                  -                  -                  -                      -           260,000
          -                  -                  -                  -                      -           425,199
          -                  -                  -                  -                      -           139,200
          -                  -                  -          3,500,000                      -                 -
          -                  -           (213,100)                 -                      -          (213,100)
          -                  -         (3,005,693)                 -                      -        (3,005,693)
          -                  -                  -                  -                 83,316            83,316
----------------------------------------------------------------------------------------------------------------
          -     $            -       $(22,885,674)       $  (687,500)               $83,316      $  3,460,156
================================================================================================================

           Read independent auditors' reports. The accompanying notes are an integral part of the consolidated financial statements

                   Notes to Consolidated Financial Statements
                     For the Year Ended September 30, 2000
                  and the Nine Months Ended September 30, 1999


1. Background Information

Ultimate Franchise Systems, Inc. (formerly JRECK Subs Group, Inc.) (the "Company"), a Colorado corporation, was formerly known as Circa Media, Inc. which was organized on July 19, 1995. On May 7, 1996, Circa Media, Inc. acquired 100% of JRECK Subs, Inc. For financial reporting purposes, the acquisition was accounted for as a reverse merger, whereby JRECK Subs, Inc. was deemed to be the acquiring entity. In June 2000, the shareholders of the Company approved a corporate name change from JRECK Subs Group, Inc. to Ultimate Franchise Systems, Inc.

The wholly-owned subsidiaries of the Company include Jreck Subs Inc., a New York corporation, SBK Franchise Systems, Inc., a Florida corporation, Li'l Dino Corporation, a North Carolina corporation, Central Park of America, Inc., a Delaware corporation and Pastry Products Producers, LLC, a New York limited liability company. Also, prior to the subsidiaries' disposition or sale, the Company included Admiral Subs of Washington, Inc., a Washington corporation and Admiral's Fleet, Inc., a Washington corporation.

The Company is a multi-concept franchisor of sandwich shops and hamburger restaurants located throughout the United States. Its headquarters are located in Longwood, Florida. Currently, the Company serves as the franchisor to 162 stores operating under various trade names. Franchise arrangements include a license to operate under the applicable trade name and generally provide for the receipt of initial royalty revenues, as well as continuing royalty revenues based upon a percentage of sales. In addition, the Company offers guidance and assistance to the franchisees in areas such as product preparation, equipment purchasing, marketing, administrative support and employee training.

The Company also operates a bakery and from its acquisition of the Central Park hamburger chain in July 2000 (see Note 3), seven company-owned restaurants. The bakery is the supplier of bread products to certain franchisees of the Company. For the year ended September 30, 2000 and the nine months ended September 30, 1999, all bakery sales were to franchisees (18.4% and 17.3% of total revenues, respectively).

As indicated in the accompanying consolidated financial statements, the Company's net loss has increased from approximately $1.8 million for the nine months ended September 30, 1999 to approximately $3.0 million for the year ended September 30, 2000. Cash used by operations for the year ended September 30, 2000 was approximately $240,000 compared to approximately $429,000 used for the nine months ended September 30, 1999. Working capital deficit decreased from approximately $1.9 million at September 30, 1999 to approximately $1.5 million at September 30, 2000.

                   Notes to Consolidated Financial Statements
                     For the Year Ended September 30, 2000
                  and the Nine Months Ended September 30, 1999


1.      Background Information (continued)

Management believes the following steps are important to the Company's future:

1. The sale of the Company's seven company-owned restaurants with proceeds used to reduce indebtedness;

2. The continuation of the positive trends indicated above, including the continuation of the decline in franchise expenses, reduction of payroll costs and reduction of corporate general and administrative expenses; and

3. The conversion or redemption of the Company's  Series F preferred  stock (see
Note 14).

Management believes, based on its plans outlined above, that the Company's operating cash flow deficit, operating losses before non-cash charges and negative working capital can be reduced or eliminated based on the extent that its business strategies are realized. As of the date of these financial statements (and subsequent to September 30, 2000), the Company entered into agreements to dispose of five of the company-owned restaurants and to fully convert its Series F preferred stock. Regardless of the improvement of the Company's financial position and the initiation of management's plan indicated above, no assurance can be given that its financial position will continue to improve and the detrimental financial trends will be corrected.

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

                   Notes to Consolidated Financial Statements
                     For the Year Ended September 30, 2000
                  and the Nine Months Ended September 30, 1999


2.      Significant Accounting Policies (continued)

Principles of Consolidation

The consolidated financial statements include the accounts of Ultimate Franchise Systems, Inc. and its wholly-owned subsidiaries. All significant accounts and transactions have been eliminated in consolidation.

Change in Accounting Year

Beginning January 1, 1999, the Company changed its accounting reporting period from a calendar year ending December 31st to a fiscal year ending September 30th. Thus the consolidated financial statements present results of operations, changes in stockholders' equity and cash flows for the year ended September 30, 2000 and the nine months ended September 30, 1999, respectively.

Cash and Cash Equivalents

For financial presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

Inventory

Inventory consists primarily of food and beverage stock at the company-owned restaurants. Inventory is stated at the lower of cost (generally on an average basis) or market.

Property and Equipment

Property and equipment are recorded at cost. Maintenance and repairs are charged to operations as incurred. Betterments and renewals are capitalized. When property and equipment are sold or otherwise disposed of, the asset account and the related accumulated depreciation accounts are relieved, and any gain or loss is included in operations. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, generally ranging from five to 40 years. For the year ended September 30, 2000 and the nine months ended September 30, 1999, depreciation expense amounted to $137,286 and $96,114, respectively.

                   Notes to Consolidated Financial Statements
                     For the Year Ended September 30, 2000
                  and the Nine Months Ended September 30, 1999


2.      Significant Accounting Policies (continued)

Asset Impairment

When the Company has long-lived assets which have a possible impairment indicator, the Company estimates the future cash flows from the operation of these assets. If the estimated cash flows recoup the recorded value of the assets, they remain on the books at that value. If the net recorded value cannot be recouped, the assets are written down to their fair market value if lower than the recorded value. For the year ended September 30, 2000, the Company wrote off equipment with a net book value of $70,101 as a result of an impairment in value.

Deferred Loan Costs

Deferred loan costs are amortized ratably over the terms of the related loans. For the year ended September 30, 2000 and the nine months ended September 30, 1999, amortization of deferred loan costs amounted to $65,460 and $56,889, respectively.

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

                   Notes to Consolidated Financial Statements
                     For the Year Ended September 30, 2000
                  and the Nine Months Ended September 30, 1999

2.      Significant Accounting Policies (continued)

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses were $251,237 and $76,535 for the year ended September 30, 2000 and the nine months ended September 30, 1999, respectively.

Accounting for Stock-Based Compensation

The Financial Accounting Standards Board issued Statement 123 ("FAS 123"), "Accounting for Stock-Based Compensation", which provides that expense equal to the fair value of all stock-based awards on the date of the grant be recognized over the vesting period.

Alternatively, this statement allows entities to continue to apply the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", whereby compensation expense is recorded on the date the options are granted equal to the excess of the market price of the underlying stock over the exercise price. The Company applies APB 25 and related interpretations in accounting for employee stock options.

Investment Securities

The Company's investment securities have been classified entirely as available-for-sale securities. Available-for-sale securities are recorded at cost and adjusted to fair market value on each subsequent balance sheet date. Any change in fair market value between the purchase date and all subsequent balance sheet dates is excluded from earnings. Rather, this amount is included as a component of other comprehensive income.

Upon disposal, the entire amount of a security's accumulated other comprehensive gain or loss is reclassified into the statement of operations as a component of the realized gain or loss on disposal. Realized gains or losses on the sale of investment securities are determined on the first-in, first-out ("FIFO") basis.

                   Notes to Consolidated Financial Statements
                     For the Year Ended September 30, 2000
                  and the Nine Months Ended September 30, 1999


2.      Significant Accounting Policies (continued)

Fair Value of Financial Instruments

Financial Accounting Standards Board Statement No. 107 ("FAS 107"), "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2000.

The respective carrying value of certain on-balance-sheet financial instruments approximates their fair values. These financial instruments include cash and equivalents, accounts receivables, prepaid expenses, accounts payable, accrued liabilities and accrued preferred stock dividends. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair values of the Company's notes receivable and long-term debt are estimated based upon the quoted market prices for the same or similar issues or on the current rates offered for instruments of the same remaining maturities. The carrying value of the Company's notes receivable and long-term debt approximates their fair market value. Investment securities are stated at fair market value which are determined by quoted market prices.

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

                   Notes to Consolidated Financial Statements
                     For the Year Ended September 30, 2000
                  and the Nine Months Ended September 30, 1999


2.      Significant Accounting Policies (continued)

The Company's basic and diluted earnings per share are the same since the Company has a loss for both years presented, and the impact of potential common shares is antidilutive. Potential common shares at September 30, 2000 and 1999 include 11,857,070 and 4,782,070 stock options and warrants, 15,986 and 15,986 shares underlying the convertible preferred stock and 1,150,000 and 48,803 shares from convertible notes payable, respectively. The Company also has a liability to issue 490,000 shares of common stock at September 30, 2000. This liability to issue common stock of $112,700 is included in the accrued liabilities total of $963,199 at September 30, 2000.

Income Taxes

The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. Measurement of deferred income tax is based on enacted tax rates and laws that will be in effect when the differences are expected to reverse, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Board Statement No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities". FAS 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. FAS 133 was subsequently amended by Statement of Financial Accounting Standards No. 137 ("FAS 137"), "Accounting for Derivative and Hedging Activities
- Deferral of the Effective Date of FAS 133". FAS 133 is now effective for all fiscal quarters or fiscal years beginning after July 1, 2000.

Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on October 1, 2000 to affect its financial statements.

                   Notes to Consolidated Financial Statements
                     For the Year Ended September 30, 2000
                  and the Nine Months Ended September 30, 1999


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

Reclassifications

Certain amounts in the 1999 financial statements have been reclassified to conform to the 2000 presentation.

3.      Acquisition and Disposition of Subsidiaries

Changes in goodwill and accumulated amortization for the year ended September 30, 2000 and the nine months ended September 30, 1999 are as follows:

                                                                       Accumulated           Net
                                                      Goodwill         Amortization        Goodwill
                                                   --------------      ------------      --------------
Balance, December 31, 1998                         $   11,870,322      $   (767,385)     $   11,102,937

Disposition of Richey Enterprises, Inc.                  (150,322)           25,858            (124,464)
Disposition of Little King, Inc.                       (1,897,401)          188,322          (1,709,079)

Settlement related to SBK Franchise Systems, Inc.         149,294                 -             149,294

Amortization expense for the nine months ended
  September 30, 1999                                            -          (431,612)           (431,612)
                                                   --------------      ------------      --------------

Balance, September 30, 1999                             9,971,893          (984,817)          8,987,076

Disposition of Mountain Mike's Pizza                   (4,199,133)          542,388          (3,656,745)

Disposition of Seawest Subs                              (882,623)          156,515            (726,108)

Acquisition of Central Park                             2,940,289                 -           2,940,289

Amortization expense for the year ended
  September 30, 2000                                            -          (450,329)           (450,329)
                                                   --------------      ------------      --------------
Balance, September 30, 2000                        $    7,830,426      $   (736,243)     $    7,094,183
                                                   ==============      ============      ==============

                   Notes to Consolidated Financial Statements
                     For the Year Ended September 30, 2000
                  and the Nine Months Ended September 30, 1999


3.      Acquisition and Disposition of Subsidiaries (continued)

Changes in covenants not to compete and accumulated amortization for the year ended September 30, 2000 and the nine months ended September 30, 1999 are as follows:

                                                     Non-compete         Accumulated              Net
                                                     Convenants         Amortization             Amount
                                                   -------------       ------------      --------------
Balance, December 31, 1998                         $     602,000       $   (283,039)     $      318,961

Disposition of Little King                              (100,000)            31,197             (68,803)

Amortization expense for the nine months
  ended September 30, 1999                                     -           (136,616)           (136,616)
                                                   -------------       ------------      --------------

Balance, September 30, 1999                              502,000           (388,458)            113,542

Disposition of Seawest Subs                             (502,000)           502,000                   -

Acquisition of Central Park                              364,020                  -             364,020

Amortization expense for the year
  ended September 30, 2000                                     -           (149,944)           (149,944)
                                                   -------------       ------------      --------------
Balance, September 30, 2000                        $     364,020       $    (36,402)     $      327,618
                                                   =============       ============      ==============

During the year ended September 30, 2000, the Company formed its Central Park of America, Inc. subsidiary and acquired the franchising assets and certain corporately-owned restaurants from Central Park USA, Inc. The Company also disposed its Seawest Sub Shops sandwich chain and Mountain Mike's Pizza chain during the year ended September 30, 2000 and its Georgio's Subs sandwich chain during the nine months ended September 30, 1999. The acquisitions have been accounted for using the purchase method of accounting, and the results of the acquired businesses have been included in the consolidated financial statements since the date of acquisition.

Richey Enterprises, Inc.

On August 15, 1997, the Company, through its wholly-owned subsidiary, Admiral's Fleet, Inc., acquired all of the outstanding common stock of Richey Enterprises, Inc. ("Richey"). Richey was the franchisor of the Georgio's sandwich restaurants located in Seattle, Washington.

In February 1999, the Company executed an agreement to sell the Georgio's franchise concept back to the prior owners. Per the agreement, the prior owners surrendered 89,986 of their Company shares, paid $35,000 cash and assumed certain liabilities. For the nine months ended September 30, 1999, the Company recorded a loss on the disposal of the Georgio's franchise concept in the amount of $39,606.

                   Notes to Consolidated Financial Statements
                     For the Year Ended September 30, 2000
                  and the Nine Months Ended September 30, 1999


3.      Acquisition and Disposition of Subsidiaries (continued)

Quality Franchise Systems, Inc.

On September 30, 1997, the Company, through its wholly-owned subsidiary, Admiral's Fleet, Inc., purchased all of the outstanding shares of Quality Franchise Systems, Inc. ("QFS"). QFS is the franchisor of Mountain Mike's Pizza restaurants located in Northern California.

Effective April 28, 2000, the Company sold the Mountain Mike's Pizza franchise concept to Concept Acquisitions, LLC ("COAC") for a total of $3,543,179 consisting of $3,000,000 cash, a non-interest bearing note due on September 30, 2002 with a discounted value of $165,534 and other consideration with a discounted value of $377,645. The other consideration represents an 18% equity interest in COAC or at the Company's discretion in April 2008, the Company may convert this equity interest into a note receivable of $800,000 with interest at 3% above the five-year government bond rate, payable quarterly with all principal and any accrued but unpaid interest due and payable in five years from the date of conversion by the Company. Since it currently is the Company's intention to convert the equity interest into a note receivable, the Company is currently carrying this consideration as a note receivable with a discounted value of $377,645. COAC is controlled by the former chief operating officer and director of the Company who resigned from the Company in April 2000. For the year ended September 30, 2000, the Company recorded a loss on the disposal of the Mountain Mike's Pizza franchise concept in the amount of $535,506 as follows:


                Total consideration received             $ 3,543,179
                Net goodwill                              (3,656,745)
                Net tangible assets sold                    (156,255)
                Liabilities assumed                           48,627
                Transaction costs                           (314,312)
                                                         -----------
                Loss on disposal of franchise concept    $   535,506
                                                         ===========

Central Park of America, Inc.

On July 19, 2000, the Company, through its Central Park of America, Inc. ("Central Park") subsidiary, purchased the franchising assets and certain assets pertaining to corporately-owned restaurants from Central Park U.S.A., Inc. Central Park is the franchisor of the Central Park hamburger sandwich restaurant chain located in Tennessee, Alabama, Georgia and Utah.

                   Notes to Consolidated Financial Statements
                     For the Year Ended September 30, 2000
                  and the Nine Months Ended September 30, 1999

3.      Acquisition and Disposition of Subsidiaries (continued)

The purchase price of Central Park consisted of the issuance of notes payable with a discounted value of $1,433,874, cash of $800,000 and 435,000 shares of the Company's common stock valued at $0.32 per share ($139,200). Additionally, the Company entered into three separate noncompete agreements with former shareholders and/or officers with a discounted valued of $364,020. Payments under the noncompete agreements commence on July 19, 2005 with aggregate monthly payments of $10,000 for sixty months. The transaction was recorded as follows:

                Total consideration paid                 $ 2,373,074
                Less fair value of assets acquired          (994,904)
                Value of noncompete agreements              (364,020)
                Liabilities assumed                        1,786,380
                Transaction costs                            139,759
                                                         -----------
                Excess of cost over net assets acquired  $ 2,940,289
                                                         ===========

Seawest Sub Shops, Inc.

On June 30, 1997, the Company, through its wholly-owned subsidiary, Admiral Subs of Washington, Inc., acquired all of the outstanding shares of Seawest Sub Shops, Inc. ("Seawest"). Seawest is a franchisor of sandwich restaurants in Seattle, Washington.

Effective August 31, 2000, the Company sold the Seawest Sub Shops chain to Clark Retail Development Company ("Clark") for a note receivable of $55,000. Clark also assumed certain indebtedness of the Company of approximately $207,000. For the year ended September 30, 2000, the Company recorded a loss on the disposal of the Seawest Sub Shops franchise concept in the amount of $307,586 as follows:

                Total consideration received            $     55,000
                Net goodwill                                (726,108)
                Net tangible assets sold                     (28,095)
                Notes payable assumed                        207,400
                Other liabilities assumed or
                  extinguished                               184,217
                                                        ------------
                Loss on disposal of franchise concept   $    307,586
                                                        ============

                   Notes to Consolidated Financial Statements
                     For the Year Ended September 30, 2000
                  and the Nine Months Ended September 30, 1999


3.      Acquisition and Disposition of Subsidiaries (continued)


Pro Forma Financial Information (Unaudited)

The following summarized unaudited pro forma consolidated results of operations for the year ended September 30, 2000 have been prepared as if the preceding acquisition occurred at the beginning of the year and includes pro forma adjustments for interest, depreciation and amortization:

                                                                2000
                                                                ----
Revenue                                                   $   7,614,000
Net loss                                                  $  (3,790,000)
Net loss per share - basic and diluted                    $        (.13)
                                                          -------------
Weighted average number of common shares outstanding         30,450,000
                                                          =============

The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisitions been in effect for the period presented, nor do they purport to be indicative of the results that will be obtained in the future.

                   Notes to Consolidated Financial Statements
                     For the Year Ended September 30, 2000
                  and the Nine Months Ended September 30, 1999


4.      Notes Receivable

Notes receivable are comprised of the following at September 30, 2000 and 1999:

                                                                                   2000             1999
                                                                                -----------     -------------
     $200,000 note receivable from COAC from sale of Mountain Mike's Pizza;
       non-interest bearing due on September 30, 2002, net of unamortized
       discount of $27,286 at September 30, 2000.                               $  172,714       $          -


     $800,000 note receivable from COAC from sale of Mountain Mike's Pizza;
       non-interest bearing through April 2008, then payable in quarterly interest only installments at 3% above the five-year government bond rate for five years with all amounts due on April 2003, net of unamortized
       discount of $407,298 at September 30, 2000.                                 392,702                  -

     $55,000 note receivable from Clark from sale of Seawest.                       55,000                  -

     11 notes receivable from franchisees; payable in various monthly principal
       and interest installments with various maturity dates.                      179,671                  -

     $321,342 note receivable from a franchisee; payable in equal monthly installments of principal and interest at 15% through September 2013;
       this note was secured by the underlying franchise rights. This note was
       written-off during the year ended September 30, 2000                              -            180,000

     $130,000 note receivable from an area developer; payable in annual installments of $50,000 plus interest at 8-1/4%. This note was
       written-off during the year ended September 30, 2000                              -             80,000
                                                                                -----------     -------------
                                                                                   800,087            260,000

     Less current portion                                                          (63,584)           (80,000)

     Less allowance for doubtful accounts                                                -           (180,000)
                                                                                -----------     -------------
                                                                                $   736,503     $           -
                                                                                ===========     =============

                   Notes to Consolidated Financial Statements
                     For the Year Ended September 30, 2000
                  and the Nine Months Ended September 30, 1999


5.      Investment Securities

As of September 30, 2000, the Company's portfolio of investment securities consisted of the following:

        Marketable equity securities, at cost            $   706,114
        Gross unrealized gains                                83,316
                                                         -----------
        Fair market value                                $   789,430
                                                         ===========

The Company's entire portfolio of investment securities was purchased during the year ended September 30, 2000. There were no dispositions during the ended September 30, 2000. During the nine months ended September 30, 1999, the Company acquired an investment security for $174,563 and disposed of it for $115,967 resulting in a realized loss of $58,596.

It is  the  Company's  intention  to  hold  the  investment  securities  for  an
indefinite   period  of  time,  and  therefore  has  classified  the  investment securities as a non-current asset.

Changes in unrealized holding gains on investment securities, which are reported in accumulated other comprehensive income, are as follows:

        Balance at October 1, 1999                        $        -
        Unrealized holding gains for the year ended
          September 30, 2000                                  83,316
                                                          ----------
        Balance at September 30, 2000                     $   83,316
                                                          ==========

                   Notes to Consolidated Financial Statements
                     For the Year Ended September 30, 2000
                  and the Nine Months Ended September 30, 1999

6.      Property and Equipment

Property and equipment are comprised of the following at September 30, 2000 and 1999:

                                            2000             1999
                                        ------------     -----------
        Land and buildings              $    912,633     $   371,771
        Machinery and equipment              867,700         372,201
        Office and computer equipment        174,413         147,034
        Vehicles                              92,636          92,636
        Leasehold improvements               385,019          83,291
                                        ------------     -----------
                                           2,432,401       1,066,933
        Less accumulated depreciation     (1,315,564)       (340,266)
                                        ------------     -----------
        Net property and equipment      $  1,116,837     $   726,667
                                        ============     ===========


7.      Accrued Liabilities

Accrued liabilities are comprised of the following at September 30, 2000 and 1999:

                                                         2000             1999
                                                    ------------     -----------
        Deferred revenue                            $    202,049     $   166,195
        Accrued payroll and payroll-related items        120,939         106,442
        Accrued interest                                 118,813         161,730
        Accrued marketing expenses                       118,111               -
        Liability to issue common stock                  112,700               -
        Accrued sales tax payable                         59,546               -
        Other accrued expenses                           231,041         118,514
                                                    ------------     -----------
                                                    $    963,199     $   552,881
                                                    ============     ===========

                   Notes to Consolidated Financial Statements
                     For the Year Ended September 30, 2000
                  and the Nine Months Ended September 30, 1999


8.      Note Payable to Related Party

Note payable to related party consisted of a working capital borrowing facility with a company controlled by the Company's president. The related party note agreement calls for payments of interest-only at 9% payable monthly through January 1999, monthly principal and interest payments of $3,121 through December 2008, at which time any remaining unpaid balances are due. During the nine months ended September 30, 1999, the Company issued 500,000 shares of its common stock to this company in satisfaction of $109,400 of principal and at September 30, 1999 the note had an outstanding balance of $245,939. In March 2000, the Company issued 894,911 shares of its common stock to this company for full satisfaction of the remaining principal balance of $166,815 and accrued interest of $56,913.

Interest expense on the related party debt totaled $13,625 and $24,525 during the year ended September 30, 2000 and the nine months ended September 30, 1999, respectively.

                   Notes to Consolidated Financial Statements
                     For the Year Ended September 30, 2000
                  and the Nine Months Ended September 30, 1999


9.      Long-Term Debt

Long-term debt consists of the following at September 30, 2000 and 1999:

                                                                                            2000             1999
                                                                                        ------------     -----------
     Note payable to former owners of acquired subsidiary, payable in monthly installments of interest only at the prime lending rate less 0.5% (7.75%
       at September 30, 2000) through July 2002 and then payable in equal monthly principal and interest installments of $12,387 through July 2005;
       collateralized by certain accounts receivable, real and personal property
       and inventory.                                                                  $     396,759     $         -

     Note payable to former owner of acquired subsidiary, monthly interest only payments at the greater of the prime lending rate plus 3% (11.25% at
       September 30, 2000) or 12% through July 2002 and then payable in equal monthly principal and interest installments of $11,625 through July 2005;
       collateralized by certain accounts receivable, real and personal property
       and inventory.                                                                        350,000               -

     Note payable to former owner of acquired subsidiary, monthly interest only payments at the greater of the prime lending rate plus 3% (11.25% at
       September 30, 2000) or 12% through July 2002 and then payable in equal monthly principal and interest installments of $6,321 through July 2005;
       collateralized by certain accounts receivable, real and personal property
       and inventory.                                                                        100,000               -

     Convertible note payable in the face amount of $950,000; non-interest bearing for the first two years until July 2002 and then monthly principal and interest payments at 7% until July 2010 of $12,952; net of unamortized discount of $78,810 at September 30, 2000. The note is convertible into Company common stock at $1.00 per share beginning July
       2001. This note is uncollateralized.                                                  871,190               -

     Convertible note payable to former owners of acquired subsidiary, interest accrues at 7% until July 2005 and then monthly principal and interest payments of $3,960 until July 2010. The note is convertible into Company common stock at $1.00 per share beginning July 2001. This note is
       uncollateralized.                                                                     200,000               -

     Three notes payable in the cumulative face amount of $600,000 issued in connection with the Central Park acquisition for non-compete agreements, these notes are non-interest bearing until July 2005 and then payable in equal aggregate monthly payments of $10,000 until July 2010; net of unamortized discount of $230,082 at September 30, 2000. These notes are
       uncollateralized.                                                                     369,918               -

     Note payable with quarterly interest only payments at 7% until maturity at
       July 2002. This note is uncollateralized.                                              50,000               -


                   Notes to Consolidated Financial Statements
                     For the Year Ended September 30, 2000
                  and the Nine Months Ended September 30, 1999

9.      Long-Term Debt (continued)
                                                                                            2000             1999
                                                                                        ------------     -----------
     Seventeen convertible notes payable with an aggregate face amount of
       $530,000; quarterly interest-only payments at 12.75% due through December
       1999; all unpaid principal and interest due March 2000; collateralized by royalty revenues generated by the Mountain Mike's franchises; convertible into Company common stock at $10.86 per share. The notes contained a requirement to maintain restricted cash to be held on deposit with a bank for interest payments. These notes were retired in April 2000 upon the
       disposal of the Mountain Mike's Pizza franchise concept.                                    -         530,000

     Note payable to former owner of acquired subsidiary; monthly interest-only payments at 7% through July 2000; thereafter monthly principal and interest payments of $3,019 are due through July 2007; collateralized by
       royalty revenues generated by the Sobik's franchises.                                 196,285         200,000

     Note payable to bank assumed upon the Li'l Dino's acquisition; payable in monthly principal installments of $6,012 plus interest at the bank's prime lending rate plus 1% (10.50% at September 30, 2000) through
       February 2004; collateralized by the Company's cash deposit at the bank
       and a personal guarantee of the prior owners of Li'l Dino's.                          255,890         314,284

     Note payable to financial institution; principal and interest at 10%
       payable upon demand; note is uncollateralized.                                              -         257,583

     Four notes payable to individuals with an aggregate face amount of
       $350,000; all unpaid principal and interest at 8% currently past-due;
       collateralized by a personal guarantee of the Company's chief executive
       officer.                                                                              100,000         285,000

     Two notes payable to former owners of Seawest with an aggregate face amount of $700,000; non-interest bearing; monthly principal payments of $4,000 are due through April 2004, at which time any remaining unpaid principal is due; these notes are uncollateralized. These notes were assumed by the
       new owners of Seawest.                                                                      -         259,900

     Note payable to franchisee; monthly interest-only payments at 9% due through December 1999; thereafter monthly principal and interest payments of $2,236 are due through December 2009; this note is uncollaterlized.
       This note was retired in full through the conversion into 848,831 shares
       of the Company's common stock                                                               -         176,476

     Three notes payable to individuals; monthly interest-only payments at 15%
       due through November 2004, at which time any remaining unpaid principal and interest is due; these notes are uncollateralized and are net of unamortized loan costs of $114,000 and $138,000, respectively. The
       Company is in arrears with respect to the interest payments and thus has
       classified these notes as currently due.                                               66,000          42,000


                   Notes to Consolidated Financial Statements
                     For the Year Ended September 30, 2000
                  and the Nine Months Ended September 30, 1999

9.      Long-Term Debt (continued)

                                                                                            2000             1999
                                                                                        ------------     -----------
     Mortgage note payable to former owner of Pastry Products Producers, LLC;
       monthly payments of $2,494 including principal and interest at 10% due through November 2004, at which time any remaining unpaid principal and
       interest is due; collateralized by real property.                                     101,637         120,369

     Various uncollateralized notes payable; due with various monthly principal
       and interest payments; maturing at various dates through July 2005.                   131,569         183,934
                                                                                      --------------   -------------
                                                                                           3,189,248       2,369,546

     Less current portion                                                                   (417,140)     (1,606,041)
                                                                                      --------------   -------------
     Total long-term debt                                                             $    2,772,108   $     763,505
                                                                                      ==============   =============

Interest expense on long-term debt during the year ended September 30, 2000 and the nine months ended September 30, 1999 amounted to $351,984 and $331,667, respectively.

The annual maturities of long-term debt for the five years subsequent to September 30, 2000 are as follows:


                                        Total

                2001                $     417,140
                2002                      188,115
                2003                      431,555
                2004                      430,668
                2005                      408,896
                Thereafter              1,312,874
                                    -------------
                                    $   3,189,248
                                    =============

                   Notes to Consolidated Financial Statements
                     For the Year Ended September 30, 2000
                  and the Nine Months Ended September 30, 1999


10.     Stockholders' Equity

The following is a synopsis of significant transactions involving the Company's stockholders' equity accounts:

Preferred Series C

In September 1997, the Company designated and issued 120 shares of no par value Series C convertible preferred stock ("Preferred Series C") in connection with the acquisition of QFS. The Preferred Series C stock is entitled to cumulative dividends at a rate of $32.50 per share per quarter and is convertible into common stock at a rate of 133.22 shares of common stock for each preferred share with a face amount of $1,000. The stock is redeemable at the option of the Company or in liquidation at a rate of $1,000 per share.

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

                   Notes to Consolidated Financial Statements
                     For the Year Ended September 30, 2000
                  and the Nine Months Ended September 30, 1999


10.     Stockholders' Equity (continued)

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

During the nine months ended September 30, 1999, holders of 475 shares of Preferred Series D stock converted their shares into 4,250,499 shares of the Company's common stock and holders of 1,875 shares of Preferred Series D stock converted their shares into 187.5 shares of the Company's Redeemable Preferred Series F stock. As of September 30, 1999 there were no Preferred Series D shares outstanding.

Preferred Series E

In February 1999, the Company designated 135 shares of no par value Series E voting nonredeemable cumulative convertible preferred stock ("Preferred Series E") and issued 20 shares of its Preferred Series E stock at $10,000 per share for a total consideration of $200,000. Each share of the Preferred Series E stock was convertible, at the option of the shareholder at any time, into a number of shares of common stock of the Company at a conversion rate which shall be a number of shares of common stock equal to $10,000 divided by the lower of 65% of the average market price of the common stock for the five trading days immediately prior to the conversion date or $1.96875. The Preferred Series E stock was entitled to cumulative, preferential dividends at a rate of $800 per share. The Preferred Series E stock was redeemable in liquidation at $12,000 per share. In June 1999, the Company reacquired 10 shares of Preferred Series E stock for $100,000. Also in June 1999, the holder of the remaining 10 shares of Preferred Series E stock converted into 10 shares of the Company's Redeemable Preferred Series F stock. As of September 30, 1999, there were no Preferred Series E shares outstanding.

                   Notes to Consolidated Financial Statements
                     For the Year Ended September 30, 2000
                  and the Nine Months Ended September 30, 1999


10.     Stockholders' Equity (continued)

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

In December 2000, the Company redeemed all the outstanding Redeemable Preferred Series F stock through the payment of $500,000 and the issuance of 19,750,000 shares of its common stock (see Note 14).

Redeemable Common Stock

In connection with the Company's acquisition of Seawest, the prior owner of Seawest has the right to require the Company to repurchase 90,000 shares at a purchase price of $3.25 per share for a total repurchase value of $293,000.

In connection with the Company's acquisition of SBK, the prior owners of SBK had the right to require the Company to repurchase 187,266 shares at a purchase price of $2.67 per share for a total repurchase value of $500,000. During 1998, the Company repurchased 74,906 shares of the redeemable common stock for $200,000. In June 1999, the Company entered into a settlement with the prior owners of SBK whereby the Company issued 187,266 shares of its common stock for the remaining 112,360 outstanding shares of redeemable common stock with a value of $300,000 held by the prior owners of SBK.

                   Notes to Consolidated Financial Statements
                     For the Year Ended September 30, 2000
                  and the Nine Months Ended September 30, 1999


10.     Stockholders' Equity (continued)

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

On April 28, 2000, the Company's Chief Operating Officer resigned from the Company and returned his total of 1,000,000 shares to the Company in satisfaction of the $2,187,500 notes due for the stock. The consultant also returned his total of 600,000 shares to the Company in satisfaction of the $1,312,500 notes due for the stock.

The fair value of each subscription was based on the quoted market price of the Company's common stock on the date of issuance. Stock subscriptions receivables were $687,500 and $4,187,500 at September 30, 2000 and 1999, respectively. All accrued interest through September 30, 2000 has been waived by the Board of Directors.

Stock Issued for Services

For the year ended September 30, 2000 and the nine months ended September 30, 1999, the Company issued 1,905,000 and 1,291,667 shares of its common stock, respectively, in exchange for consulting and legal services. The aggregate fair value of these shares was $465,900 and $340,000, respectively, based on the market value of the stock on the date of issuance. Of these amounts, $301,700 and $298,100 were classified as prepaid consulting fees, respectively, and are being amortized over the lives of the agreements.

                   Notes to Consolidated Financial Statements
                     For the Year Ended September 30, 2000
                  and the Nine Months Ended September 30, 1999


10.     Stockholders' Equity (continued)

Conversion of Debt to Equity

During the year ended September 30, 2000, the Company issued 848,831 shares of its common stock with a fair value of $212,208 in exchange for the extinguishment of long-term debt and accrued interest. Also, as described in
Note 8, the Company issued 894,911 shares of its common stock with a fair value of $223,728 in exchange for the extinguishment of related party debt and accrued interest.

During the nine months ended September 30, 1999, the Company issued 192,308 shares of its common stock with a fair value of $50,000 in exchange for extinguishment of long-term debt. Also, as described in Note 8, the Company issued 500,000 shares of its common stock as satisfaction of $109,400 of related party debt.

Private Placement of Common Stock

For the nine months ended September 30, 1999, the Company sold to accredited investors a total of 769,230 shares of the Company's freely-traded common stock at a purchase price of $0.23 per share in a private transaction exempt from registration under applicable Federal securities laws. The Company collected proceeds of $174,563 in connection with this transaction. No offering costs were incurred as part of the transaction. In addition, during the nine months ended September 30, 1999, the Company sold 500,000 shares of its common stock at a purchase price of $0.30 per share. The Company collected proceeds of $150,000 with no offering costs incurred.

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

Authorized Number of Common Shares

In December 2000, the Company increased its authorized shares of common stock from 50,000,000 shares to 100,000,000 shares (see Note 14).

                   Notes to Consolidated Financial Statements
                     For the Year Ended September 30, 2000
                  and the Nine Months Ended September 30, 1999


10.     Stockholders' Equity (continued)

Common Stock Options and Warrants

In February 1999, the Company approved the 1998 Incentive Plan ("Incentive Plan") to enable the Company to offer employees and its consultants equity interests in the Company. There are 1,500,000 shares designated under the Incentive Plan and are fully vested upon grant. In February 1999, the Company granted options to purchase a total of 745,000 shares of common stock to non-officer employees and an option to purchase a total of 150,000 shares of common stock to one of the Company's non-employee directors under the Incentive Plan. The options were issued at an exercise price of $0.20 per share, the quoted market price of the underlying shares on the date of grant and expire in February 2002. In October 1999, the Company granted options to purchase a total of 35,000 shares of common stock to a non-officer employee with an exercise price of $0.16 per share with an expiration date of October 2002.

The Company also grants stock options outside of the Incentive Plan. In October 1999, the Company granted options to purchase a total of 4,065,000 shares of its common stock to ten individuals including 2,535,000 shares to two officers and two employees of the Company. The options were issued at an exercise price of $0.29 per share and expire in October 2004.

In July 2000, the Company issued options to purchase a total of 3,000,000 shares of its common stock as part of the consideration paid for its investment in marketable equity securities. The options were issued at an exercise price of $0.27875 per share and expire in June 2002.

In July 2000, the Company issued options to purchase a total of 200,000 shares of its common stock in exchange for consulting services. The exercise price was $0.2288 per share and the options expire in July 2007.

During the nine months ended September 30, 1999, options to purchase 37,500 shares of the Company's common stock were exercised by grantees in connection with the Company's acquisition of Pastry. The Company waived the exercise price, which was based on 50% of the fair market value on the date of exercise.

                   Notes to Consolidated Financial Statements
                     For the Year Ended September 30, 2000
                  and the Nine Months Ended September 30, 1999


10.     Stockholders' Equity (continued)

In August 1998 and December 1997, the Company granted options to purchase 1,000,000 shares each of its common stock to the President and Chief Executive Officer. The options were issued with an exercise price of $1.55 per share and $2.75 per share, respectively, with expiration dates of August 2001 and December 2000, respectively. The President has yet to exercise any portion of these options and in December 2000 his option to purchase 1,000,000 shares of common stock expired. In September 1999, the Company adjusted the exercise price of both option grants to $0.29 per share which was equal to or greater than the fair value of the Company's common stock. In December 2000, the first traunch of 1,000,000 options were allowed to expire.

The Company had 11,857,070 options outstanding at September 30, 2000 consisting of 755,000 outstanding options under the Incentive Plan and 11,102,070 options issued outside of the Incentive Plan. Changes in options outstanding for the year ended September 30, 2000 and the nine months ended September 30, 1999 under the Incentive Plan and options issued outside of the Incentive Plan are summarized as follows:

Incentive Plan

                                                                              Weighted-
                                                       Weighted-               Average
                                                        Average               Fair Value
                                                       Exercise               of Options
                                     Shares              Price                 Granted
--------------------------------------------------------------------------------------------
Balance, December 31, 1998              -        $         -               $         -

Granted                           895,000                .20                       .20
Less options exercised                  -                  -                         -
Less options expired              (50,000)               .20                         -

Balance, September 30, 1999       845,000                .20                         -

Granted                            35,000                .16                       .16
Less options exercised                  -                  -                         -
Less options expired             (125,000)               .20                         -
--------------------------------------------------------------------------------------------
Balance, September 30, 2000       755,000        $       .20                         -
============================================================================================



                   Notes to Consolidated Financial Statements
                     For the Year Ended September 30, 2000
                  and the Nine Months Ended September 30, 1999


10.     Stockholders' Equity (continued)

Options Outside of the Incentive Plan

                                                                              Weighted-
                                                       Weighted-               Average
                                                        Average               Fair Value
                                                       Exercise               of Options
                                     Shares              Price                 Granted
--------------------------------------------------------------------------------------------
Balance, December 31, 1998       4,274,570       $      1.24              $         -

Granted                                  -                 -                        -
Less options exercised             (37,500)                -                        -
Less options expired              (300,000)             3.21                        -

Balance, September 30, 1999      3,937,070              1.10                        -

Granted                          7,265,000               .29                      .29
Less options exercised                   -                 -                        -
Less options expired              (100,000)             3.93                        -
--------------------------------------------------------------------------------------------
Balance, September 30, 2000     11,102,070       $       .58                        -
============================================================================================

The  following  table  summarizes   information  about  options  outstanding  at
September 30, 2000:

Options Outstanding and Exercisable


                                              Weighted-                    Weighted-
                                              Average                      Average
Range of                                      Remaining                    Exercise
Exercise Prices           Shares              Contractual Life             Price
-------------------------------------------------------------------------------------
$0.16 to $0.75          10,593,570               31.2 months                 $0.30
$1.92 to $3.93           1,263,500               22.1 months                 $2.69
-------------------------------------------------------------------------------------
                        11,857,070               29.9 months                 $0.55
=====================================================================================

                   Notes to Consolidated Financial Statements
                     For the Year Ended September 30, 2000
                  and the Nine Months Ended September 30, 1999


10.     Stockholders' Equity (continued)

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

FAS 123 requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's employee stock options had been determined in accordance with the fair value based method prescribed in FAS 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants for the year ended
September 30, 2000 and the nine months ended September 30, 1999: no dividend yield; an expected life of five years; expected volatility of 64%, and risk-free interest rate of 5.5%.

Under the accounting provisions of FAS 123, the Company's net loss and loss per share would have increased to the pro forma amounts indicated below for the year ended September 30, 2000 and the nine months ended September 30, 1999:

                                                      2000              1999
--------------------------------------------------------------------------------
Net loss applicable to common stock
  As reported                                   $  (3,218,793)    $  (1,915,039)
  Proforma                                      $  (3,592,967)    $  (1,968,285)

Loss per share - basic and diluted
  As reported                                   $        (.11)    $        (.08)
  Proforma                                      $        (.12)    $        (.09)
================================================================================

                   Notes to Consolidated Financial Statements
                     For the Year Ended September 30, 2000
                  and the Nine Months Ended September 30, 1999

11.     Commitments and Contingencies

Operating Leases

The Company leases office space and restaurant land space under certain operating leases which expire in various dates through 2008. Total rent expense for the year ended September 30, 2000 and the nine months ended September 30, 1999 was $156,324 and $88,848, respectively.

Future annual minimum lease payments due under these operating leases for the five year subsequent to September 30, 2000 are as follows:


                2001            $   142,812
                2002                118,101
                2003                110,676
                2004                101,352
                2005                 82,704
                                -----------
                                $   555,645
                                ===========

Legal Issues

On August 2, 1999, shareholders of Li'l Dino Management Corporation (the prior owners of Li'l Dino Corporation) filed a complaint against the Company and some of its officers in the United States District Court for the Middle District of North Carolina. The Company was served with this complaint on August 5, 1999. This complaint alleges damages of $4.5 million for securities fraud, misappropriation of corporate opportunities and negligent misrepresentation, and seeks treble damages, interest and attorney's fees. The allegations in the complaint relate to the Company's acquisition of substantially all of the assets of Li'l Dino. The Company believes that the claims made in the complaint are without merit. The Company intends to defend itself vigorously in this matter.

The Company is involved in various other lawsuits and litigation matters on an ongoing basis as a result of its day-to-day operations. However, the Company does not believe that any of these other or any threatened lawsuits and litigation matters will have a material adverse effect on the Company's financial position or results of operations.

                   Notes to Consolidated Financial Statements
                     For the Year Ended September 30, 2000
                  and the Nine Months Ended September 30, 1999


11.     Commitments and Contingencies (continued)

Franchise Agreements

Under the terms of the various franchise agreements, which are for terms ranging from 10 to 15 years and contain various renewal options, the franchisees are obligated for the payment of the following fees to the Company:

         * Franchise Fees - In accordance with the terms of the franchise agreements, the Company receives an initial franchise fee of $10,000 to $20,000.

         * Royalties - The Company receives royalties ranging from 4% to 7% of gross sales from the franchisees' operations of the restaurants.

         * Advertising Fund - The franchise agreements require the franchisees to contribute to an advertising fund based upon 2% to 4% of gross sales. The funds are maintained in separate bank accounts, and their use is restricted solely for advertising, marketing and public relations programs and materials to develop the goodwill and public image of each of the respective franchises.

Employment Agreement

The Company is a party to an employment agreement with its Chief Financial Officer and Chief Operating Officer. Pursuant to the agreement, this officer is to receive an annual salary of approximately $125,000 through July 2001. In addition, the Company is a party to a consulting agreement with a member of the Board of Directors. Pursuant to this agreement, this director is to receive annual compensation of $125,000 through July 2001.

                   Notes to Consolidated Financial Statements
                     For the Year Ended September 30, 2000
                  and the Nine Months Ended September 30, 1999


12.     Income Taxes

The components of income tax expense (benefit) for the year ended September 30, 2000 and the nine months ended September 30, 1999 are as follows:



                                                   2000            1999
-----------------------------------------------------------------------------
Current:
  Federal                                      $        -      $         -
  State                                               999              650
-----------------------------------------------------------------------------
                                                      999              650
-----------------------------------------------------------------------------
Deferred:
  Federal                                         194,650          (72,250)
  State                                            34,350          (12,750)
-----------------------------------------------------------------------------
                                                  229,000          (85,000)
-----------------------------------------------------------------------------
Total current and deferred income taxes           229,999          (84,350)
-----------------------------------------------------------------------------
Increase (decrease) in valuation allowance       (229,000)          85,000
-----------------------------------------------------------------------------
Total income taxes                             $      999      $       650
=============================================================================

                   Notes to Consolidated Financial Statements
                     For the Year Ended September 30, 2000
                  and the Nine Months Ended September 30, 1999


12.     Income Taxes (continued)

The Company's deferred tax asset is comprised of the following at September 30, 2000 and 1999:



                                                        2000            1999

Current deferred tax asset:
  Allowance for doubtful accounts             $        33,000  $      125,000
  Accrued expenses                                          -          20,000
-----------------------------------------------------------------------------
                                                       33,000         145,000

Less, valuation allowance                             (33,000)       (145,000)
Net current deferred tax asset                $             -  $            -

Non-current deferred tax asset:
  Net operating loss carryforwards            $     2,796,000  $    2,092,000
  Intangibles                                         129,000          69,000
  Property and equipment                               71,000          51,000
  Stock and stock options issued for services         160,000         874,000
  Investment securities                              (187,000)              -
-----------------------------------------------------------------------------
                                                    2,969,000       3,086,000
Less, valuation allowance                          (2,969,000)     (3,086,000)
-----------------------------------------------------------------------------
Net non-current deferred tax asset            $             -  $            -
-----------------------------------------------------------------------------
Net deferred tax asset                        $             -  $            -
=============================================================================


The following summary reconciles differences from taxes at the federal statutory rate with the effective rate:



                                                     2000             1999
-----------------------------------------------------------------------------
Income taxes at federal statutory rates             (34.0)%          (34.0)%
Operating loss with no tax benefit                   34.0             34.0
-----------------------------------------------------------------------------
Income tax at effective rates                         0.0%             0.0%
=============================================================================

                   Notes to Consolidated Financial Statements
                     For the Year Ended September 30, 2000
                  and the Nine Months Ended September 30, 1999

12.     Income Taxes (continued)

At September 30, 2000, the Company has net operating loss carryforwards of approximately $7,200,000 for federal income tax purposes that expire as follows:


                        2012            $   3,800,000
                        2018                1,700,000
                        2019                  700,000
                        2020                1,000,000
                                        -------------
                                        $   7,200,000
                                        =============

13.     Operating Segments

The Company defines segments as each separate franchising concept it operates. It clearly views each business as a separate segment and makes decisions based on the activity and profitability of that particular segment.

The reportable segments are defined as follows:

         * The franchise operations segment is engaged in the franchising of various quick-service restaurants located throughout the United States. These restaurants feature submarine sandwiches, pizza, soups and hot and cold side order items. The Company assists the franchisees with selecting suitable locations, advises on the negotiation of lease terms and store design, assists with securing of food product supply and purchase of furniture and fixtures.

         * The bakery and restaurant operations segment is comprised of a bakery that primarily serves the JRECK restaurant franchises and corporately-owned restaurants from the Central Park acquisition.

                   Notes to Consolidated Financial Statements
                     For the Year Ended September 30, 2000
                  and the Nine Months Ended September 30, 1999


13.     Operating Segments (continued)

The table below shows certain financial information by business segment for the year ended September 30, 2000 and the nine months ended September 30, 1999:

                                                                Bakery and
Segment Reporting                     Franchise                 Restaurant                  Consolidated
September 30, 2000                    Operations                Operations                  Total
----------------------------------------------------------------------------------------------------------
Revenue from external customers    $   3,094,956             $   1,346,984                $   4,441,940
Interest expense - net                   333,690                         -                      333,690
Depreciation and amortization            651,961                    93,731                      745,692
Segment loss                          (2,783,991)                 (221,702)                  (3,005,693)
Segment assets                         9,104,228                 1,833,954                   10,938,182
==========================================================================================================

                                                                 Bakery and
Segment Reporting                      Franchise                 Restaurant                  Consolidated
September 30, 1999                     Operations                Operations                  Total
----------------------------------------------------------------------------------------------------------
Revenue from external customers    $   2,724,534              $     571,844               $   3,296,378
Interest expense - net                   356,192                          -                     356,192
Depreciation and amortization            565,642                    104,800                     670,442
Segment loss                          (1,674,185)                   (93,914)                 (1,768,099)
Segment assets                         9,777,453                  1,556,778                  11,334,231
Expenditures for segment assets            2,059                          -                       2,059
==========================================================================================================

14.     Subsequent Events

Convertible Debenture

In December 2000, the Company issued a Convertible Debenture for $575,000 which calls for monthly interest payments at 12% and is due in January 2002. The Convertible Debenture may be converted in whole or in part to common stock of the Company at a conversion price equal to 65% of the three-day average closing price prior to the date of conversion. In anticipation of the conversion of the Convertible Debenture, the Company has placed into escrow 10,000,000 shares of its common stock.

                   Notes to Consolidated Financial Statements
                     For the Year Ended September 30, 2000
                  and the Nine Months Ended September 30, 1999


14.     Subsequent Events, (continued)

Redemption of Series F Preferred Stock

In December 2000, the Company redeemed all the outstanding Redeemable Preferred Series F stock with a value of $2,468,750 through the payment of $500,000 and the issuance of 19,750,000 shares of its common stock. The issuance of these shares increased the number of outstanding common shares by 61.9%.

Increase in Authorized Common Shares Outstanding

In December 2000, the Company increased its authorized shares of common stock from 50,000,000 shares to 100,000,000 shares.

Reorganization of Subsidiary

In October 2000, the Company formed a wholly-owned subsidiary, Bakery Acquisition Corporation ("Bakery"). It is the Company's intention to merge Pastry Products Producers, LLC into Bakery and for Bakery to issue 2,750,000 of its common stock to the current shareholders of the Company.

                   Notes to Consolidated Financial Statements
                     For the Year Ended September 30, 2000
                  and the Nine Months Ended September 30, 1999


15.     Transition Period Due to Change in Fiscal Year

During 1999, the Company changed its fiscal period from December 31 to September
30. Accordingly, the consolidated financial statements presented reflect operating results and cash flows for a twelve-month period and nine month period ended September 30, 2000 and December 31, 1999, respectively. For comparative purposes, the unaudited operating results and cash flows for the twelve months ended September 30, 1999 are as follows:


                                                    Twelve Months Ended
                                                    September 30, 1999
                                                        (Unaudited)
-----------------------------------------------------------------------
Revenues:
  Franchising royalties                                $   2,695,768
  Initial franchise revenue                                  111,916
  Retail sales - company-owned stores                        110,878
  Retail sales - bakery and other products                   734,868
  Other revenues                                             783,532
-----------------------------------------------------------------------
                                                           4,436,962

Operating costs and expenses:
  Franchise servicing costs                                1,701,348
  Cost of retail sales and operating costs - stores          117,561
  Cost of retail sales and operating costs - bakery          710,014
  General and administrative                               1,497,151
  Consulting and investor relations                          775,392
  Bad debt expense                                           379,924
  Amortization and depreciation                              964,681
-----------------------------------------------------------------------
                                                           6,146,071
-----------------------------------------------------------------------
Loss from operations                                      (1,709,109)
Other expense - interest                                    (542,946)
Long-lived asset write-down                               (1,177,212)
Write-down of property and equipment                        (725,078)
Loss on sale of assets                                      (523,628)
Loss on disposal of franchise concept                        (39,606)
Other, net                                                    52,203
-----------------------------------------------------------------------
Net loss                                                  (4,665,376)
Preferred stock dividends                                   (199,840)
-----------------------------------------------------------------------
Net loss applicable to common stock                       (4,865,216)
=======================================================================
Weighted average of common shares outstanding             21,517,608
=======================================================================
Net loss per common share - basic and diluted         $         (.23)
=======================================================================

                   Notes to Consolidated Financial Statements
                     For the Year Ended September 30, 2000
                  and the Nine Months Ended September 30, 1999


15.     Transition Period Due to Change in Fiscal Year, (continued)



Net cash used by operating activities                 $     (162,952)
Net cash provided by investing activities                    655,073
Net cash used by financing activities                       (624,013)
-----------------------------------------------------------------------
Net decrease in cash and cash equivalents             $     (131,892)
=======================================================================