Form 10QSB
period 2000-12-31
ULTIMATE FRANCHISE SYSTEMS INC
filed 2001-02-20
CIK 1018725

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

            [As last amended in Release No. 34-38850, July 18, 1997,
                  effective September 2, 1997, 62 F.R. 39755]


        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended December 31, 2000

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

          300 International Parkway, Suite 100, Heathrow, Florida, 32746
          -------------------------------------------------------------
                    (Address of principal executive offices)

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

                                 Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the most recent practicable date: December 31, 2000 - 53,642,823 Shares

          Transitional Small Business Disclosure Format: Yes [ ] No [X]

                          PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

                           Ultimate Franchise Systems, Inc. and Subsidiaries Consolidated Balance Sheets
                                     as of December 31, 2000 (Unaudited) and September 30, 2000

                                                                             December 31,          September 30,
                                                                                 2000                   2000
---------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
    Cash and cash equivalents                                                $      150,578         $      148,072
    Accounts receivable - trade, net of allowance for doubtful
        accounts of $85,436 for both years                                          288,595                272,107
    Prepaid expenses                                                                249,803                277,416
    Inventory                                                                        76,464                 85,390
    Current portion of notes receivable                                             252,984                 63,584
---------------------------------------------------------------------------------------------------------------------
        Total current assets                                                      1,018,424                846,569
---------------------------------------------------------------------------------------------------------------------
Property and equipment, net                                                         853,304              1,116,837
---------------------------------------------------------------------------------------------------------------------
Other assets:
    Goodwill, net of accumulated amortization of $834,110 and
        $736,243, respectively                                                    6,858,704              7,094,183
    Covenants not to compete, net of accumulated amortization of
        $81,904 and $36,402, respectively                                           282,116                327,618
    Deferred loan costs, net                                                        294,578                310,943
    Notes receivable                                                                518,259                736,503
    Investment securities                                                           363,393                789,430
    Other                                                                           101,768                108,801
---------------------------------------------------------------------------------------------------------------------
Total assets                                                                 $   10,290,546          $  11,330,884
=====================================================================================================================

The interim financial statements include all adjustments which, in the opinion of management, are necessary in order to make
the financial statements not misleading.                                       2

                           Ultimate Franchise Systems, Inc. and Subsidiaries Consolidated Balance Sheets
                               As of December 31, 2000 (Unaudited) and September 30, 2000, Continued

                                                                             December 31,          September 30,
                                                                                 2000                   2000
---------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current liabilities:
    Current portion of long-term debt                                       $       415,524        $       417,140
    Accounts payable                                                                775,119                708,767
    Accrued liabilities                                                             599,259                963,199
    Accrued preferred stock dividends                                               218,747                247,764
---------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                         2,008,649              2,336,870

Long-term debt, less current portion                                              3,320,209              2,772,108
---------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                 5,328,858              5,108,978
---------------------------------------------------------------------------------------------------------------------
Redeemable common stock                                                             293,000                293,000
---------------------------------------------------------------------------------------------------------------------
Redeemable Series F Preferred Stock, no par value, 250 shares authorized, 0 and
    197.5 shares issued and outstanding, respectively                                     -              2,468,750
---------------------------------------------------------------------------------------------------------------------
Commitments and contingencies                                                             -                      -
---------------------------------------------------------------------------------------------------------------------
Stockholders' equity:
    Series C Convertible Preferred Stock, no par value, 120 shares
        authorized, issued and outstanding                                          120,000                120,000
    Common stock, no par value, 100,000,000 shares authorized,
        53,642,823 and 31,887,182 shares issued and outstanding,
        respectively                                                             29,321,022             26,830,014
    Accumulated deficit                                                         (23,742,113)           (22,885,674)
    Less:  Stock subscriptions receivable                                          (687,500)              (687,500)
    Accumulated other comprehensive income (loss)                                  (342,721)                83,316
---------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                        4,668,688              3,460,156
---------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                   $   10,290,546          $  11,330,884
=====================================================================================================================

The interim financial statements include all adjustments which, in the opinion of management, are necessary in order to make
the financial statements not misleading.                                       3

                      Ultimate Franchise Systems, Inc. and Subsidiaries Consolidated Statements of Operations
                                 For the Three Months Ended December 31, 2000 and 1999 (Unaudited)


                                                                             Three Months           Three Months
                                                                                 Ended                 Ended
                                                                             December 31,           December 31,
                                                                                 2000                   1999
---------------------------------------------------------------------------------------------------------------------
Revenues:
    Continuing royalty revenues                                                 $   433,686            $   642,686
    Initial royalty revenues                                                          7,500                 45,000
    Retail sales - company-owned stores                                             573,375                      -
    Retail sales - bakery and other products                                        202,741                194,859
    Other revenues                                                                  243,518                251,007
---------------------------------------------------------------------------------------------------------------------
                                                                                  1,460,820              1,133,552
Operating costs and expenses:
    Franchise servicing costs                                                       379,213                387,661
    Cost of retail sales and operating costs - stores                               520,130                      -
    Cost of retail sales and operating costs - bakery                               165,698                187,616
    General and administrative                                                      440,597                461,952
    Consulting and investor relations                                               214,358                234,146
    Amortization and depreciation                                                   183,749                182,414
---------------------------------------------------------------------------------------------------------------------
                                                                                  1,903,745              1,453,789
---------------------------------------------------------------------------------------------------------------------
Loss from operations                                                               (442,925)              (320,237)

Other income (expense):
    Interest, net                                                                   (74,832)               (78,619)
    Debt discount from the beneficial conversion feature of
        convertible debentures                                                     (309,615)                     -
    Write-down of note receivable                                                   (87,622)                     -
    Loss on disposal of property and equipment                                      (76,572)                     -
    Other, net                                                                      155,485                (62,000)
---------------------------------------------------------------------------------------------------------------------
Net loss                                                                           (836,081)              (460,856)
Preferred stock dividends                                                           (20,358)               (50,001)
---------------------------------------------------------------------------------------------------------------------
Net loss applicable to common stock                                             $  (856,439)           $  (510,857)
=====================================================================================================================
Weighted average of common shares outstanding                                    33,036,716             28,704,962
=====================================================================================================================
Net loss per common share - basic and diluted                                   $      (.03)           $      (.02)
=====================================================================================================================

The interim financial statements include all adjustments which, in the opinion of management, are necessary in order to make
the financial statements not misleading.                                       4

                      Ultimate Franchise Systems, Inc. and Subsidiaries Consolidated Statements of Cash Flows
                                 For the Three Months Ended December 31, 2000 and 1999 (Unaudited)


                                                                                    Three Months           Three Months
                                                                                        Ended                 Ended
                                                                                    December 31,           December 31,
                                                                                        2000                   1999
----------------------------------------------------------------------------------------------------------------------------
Operating activities:
    Net loss                                                                           $  (836,081)           $  (460,856)
    Adjustments to reconcile net loss to net cash used by operating activities:
        Amortization and depreciation                                                      183,748                182,414
        Write down of note receivable                                                       87,622                      -
        Loss on disposals of property and equipment                                         76,572                      -
        Stock and stock options issued for services                                        163,268                 26,468
        Prepaid interest, amortized discounts and loan fees charged to                         273                 16,365
           interest
        Amortization of deferred loan costs                                                 16,365                  6,000
        Prepaid consulting fees amortized to consulting and investor                       108,744                178,404
           relations expense
        Debt discount from the beneficial conversion feature of convertible                309,615                      -
           debentures
        (Increase) decrease in:
           Accounts receivable                                                             (16,488)                23,803
           Prepaid expenses                                                                (76,131)                23,575
           Inventory                                                                         1,533                      -
        Increase (decrease) in:
           Accounts payable                                                                 66,352                 93,034
           Accrued liabilities                                                            (226,328)                (9,133)
----------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by operating activities                                          (140,936)                80,074
----------------------------------------------------------------------------------------------------------------------------
Investing activities:
    Purchase of property and equipment                                                      (3,992)                (2,256)
    Proceeds from collection of notes receivable                                           114,851                      -
----------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by investing activities                                           110,859                 (2,256)
----------------------------------------------------------------------------------------------------------------------------
Financing activities:
    Borrowings on long-term debt                                                           575,000                      -
    Payments on partial redemption of preferred stock                                     (500,000)                     -
    Payments on long-term debt                                                             (42,417)               (47,212)
    Payment of preferred stock dividends                                                         -                (49,375)
----------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                                            32,583                (96,587)
----------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                         2,506                (18,769)

Cash and cash equivalents, beginning of period                                             148,072                121,292
----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                           $       150,578        $       102,523
============================================================================================================================

The interim financial statements include all adjustments which, in the opinion of management, are necessary in order to make
the financial statements not misleading.                                       5

                 Ultimate Franchise Systems, Inc. and Subsidiaries Consolidated Statements of Stockholders' Equity
                                      For the Three Months Ended December 31, 2000 (Unaudited)
                                               and the Year Ended September 30, 2000

                                                         Common                Preferred Series C
                                                  Shares        Amount        Shares        Amount
------------------------------------------------------------------------------------------------------
Balance, September 30, 1999                     28,403,440   $28,394,179           120      $120,000

Conversion of debt to equity                     1,743,742       435,936             -             -
Stock issued for current and prepaid services    1,905,000       465,900             -             -
Issuance of options for services                         -       209,600             -             -
Stock issued for investment security             1,000,000       260,000             -             -
Options issued for investment security                   -       425,199             -             -
Common stock issued for acquisition                435,000       139,200             -             -
Cancellation of stock subscriptions
  receivable                                    (1,600,000)   (3,500,000)            -             -
Preferred dividends                                      -             -             -             -
Net loss                                                 -             -             -             -
Unrealized gain on investment securities                 -             -             -             -
------------------------------------------------------------------------------------------------------
Balance, September 30, 2000                     31,887,182    26,830,014           120       120,000

Stock issued for current and prepaid services    1,276,473       135,268             -             -
Stock issued for compensation                      400,000        28,000             -             -
Stock issued for preferred dividends               329,168        49,375             -             -
Stock issued for Series F preferred stock       19,750,000     1,968,750             -             -
Beneficial conversion feature on convertible             -       309,615             -             -
debentures
Preferred dividends                                      -             -             -             -
Net loss                                                 -             -             -             -
Unrealized loss on investment securities                 -             -             -             -
------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                      53,642,823   $29,321,022           120      $120,000
======================================================================================================

The interim financial statements include all adjustments which, in the opinion of management, are necessary in order to make
the financial statements not misleading.                                       6

 Ultimate Franchise Systems, Inc. and Subsidiaries Consolidated Statements of Stockholders' Equity
            For the Three Months Ended December 31, 2000 (Unaudited)
                and the Year Ended September 30, 2000, Continued

                                   Accumulated
                                      Other
  Accumulated     Subscription   Comprehensive       Total
    Deficit           Notes      Income (loss)      Equity
---------------------------------------------------------------
 $(19,666,881)      $(4,187,500) $           -   $   4,659,798
            -                 -              -         435,936
            -                 -              -         465,900
            -                 -              -         209,600
            -                 -              -         260,000
            -                 -              -         425,199
            -                 -              -         139,200
            -         3,500,000              -               -
     (213,100)                -              -        (213,100)
   (3,005,693)                -              -      (3,005,693)
            -                 -         83,316          83,316
---------------------------------------------------------------
  (22,885,674)         (687,500)        83,316       3,460,156

            -                 -              -         135,268
            -                 -              -          28,000
            -                 -              -          49,375
            -                 -              -       1,968,750
            -                 -              -         309,615
      (20,358)                -              -         (20,358)
     (836,081)                -              -        (836,081)
            -                 -       (426,037)       (426,037)
---------------------------------------------------------------
 $(23,742,113)    $    (687,500)   $  (342,721)  $   4,668,688
===============================================================

The interim financial statements include all adjustments which, in the opinion of management, are necessary in order to make
the financial statements not misleading.                                       7

                        Ultimate Franchise Systems, Inc.
                      Notes to Interim Financial Statements
                                   Form 10-QSB
                                December 31, 2000

Note 1. The unaudited financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended September 30, 2000. The results of operations for the three months ended December 31, 2000 are not necessarily indicative of those to be expected for the entire year.

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

Overview

         The Company derives its revenue from several sources: royalties, franchise fees and other franchise related activities as well as a bakery to supply sandwich rolls to certain franchisees. The Company also operated 7 corporately-owned restaurants from its Central Park acquisition in July 2000. The Company sold 4 of the corporately-owned restaurants by December 31, 2000 and currently operates 3 restaurants. The Company has approximately 160 franchised units at December 31, 2000. Also, the Company continues to have financial interests in the recently sold Mountain Mike's Pizza and Seawest Subs franchise concepts which have approximately 80 restaurants and 30 restaurants, respectively.

Three Months Ended December 31, 2000 Compared to Three Months Ended December 31, 1999.

Results of Operations

         The Company had a net loss of $836,081 for the three months ended December 31, 2000 compared to a net loss of $460,856 for the same period in

1999. The increase in the net loss is primarily from the decrease in continuing royalty revenues from the sale of the Mountain Mike's Pizza franchise concept in April 2000, a write-down of $87,622 on a note receivable, the loss of $76,572 from the sale of four of the Company's seven corporately-owned restaurants and a charge of $309,615 as a result of the beneficial conversion feature on convertible debentures issued in December 2000. These items were reflected in a loss per share of $0.03 for the three months ended December 31, 2000 compared to a loss per share of $0.02 for the same period in 1999.

         Total revenues increased $327,268 or 28.9% to $1,460,820 for the three months ended December 31, 2000 compared to $1,133,552 for the same period in

1999. $573,375 of this increase is from sales from the Company's corporately-owned restaurants whereas there were no corporately-owned restaurants in 1999. This increase was offset by a decrease in continuing franchise revenues of $209,000 to $433,686 for the three months ended December 31, 2000 compared to $642,686 for the same period in 1999. Revenues from bakery sales increased $7,882 or 4.0% to $202,741 for the three months ended December 31, 2000 compared to $194,859 for the comparable period in 1999.

         Total expenses increased $449,956 or 31.0% to $1,903,745 for the three months ended December 31, 2000 compared to $1,453,789 for the same period in 1999. The increase is primarily due to cost of sales and operating costs of $520,130 relating to the Company's corporately-owned restaurants. General and administrative expenses decreased $21,355 or 4.6% to $440,597 for the three months ended December 31, 2000 compared to $461,952 for the same period in 1999 due to lower officer compensation paid resulting from the resignation of the Company's chief operating officer in April 2000. The Company's chief financial officer assumed the duties of the chief operating officer in April 2000. Consulting and investor relations expense were comparable for the three months ended December 31, 2000 and 1999 of $214,358 and $234,146 as the Company continues to seek acquisition candidates and additional capital.

Liquidity and Capital Resources

         Net cash used by operating activities was $140,936 for the three months ended December 31, 2000 compared to net cash provided by operating activities of $80,074 for the comparable period in 1999, a total decrease of $221,010. The increase in net cash used by operating activities is primarily attributable to management's focus on paying down its accrued liabilities.

         Net cash provided by investing activities was $110,859 for the three months ended December 31, 2000 compared to net cash used by investing activities of $2,256 for the comparable period in 1999 as the Company collected $114,851 on notes receivable, primarily associated with the sale of its corporately-owned restaurants.

         Net cash of $32,583 was provided by financing activities for the three months ended December 31, 2000 compared to net cash used of $96,587 for the comparable period in 1999, a net change of $129,170. In December 2000, the Company issued $575,000 in convertible debt, using $500,000 of the proceeds along with the issuance of 19,750,000 shares of its common stock to retire all of the outstanding redeemable Series F preferred stock with a carrying value of $2,468,750. Also, there were no preferred stock dividends paid for the three months ended December 31, 2000 compared to $49,375 paid for the comparable period in 1999.

         Working capital deficit at December 31, 2000 was $990,225 compared with a deficit of $1,490,301 at September 30, 2000, a decrease in deficit of

$500,076 or 33.6%. The decrease in deficit is primarily from a decrease in accrued expenses of $363,940 and an increase in the current portion of notes receivable of $189,400.

The Company believes that cash flows from operations and the sale and subsequent refranchising of its three remaining corporately-owned Central Park restaurants will continue to fund its operations as well as generate the capital necessary to meet its obligations, including $415,524 of its current portion of long term debt.

The Company may seek other sources of financing, restructure and/or pay off all its current obligations in 2001. There is no assurance that additional funding will be available, or if available, can be obtained on terms favorable to the company. Failure to obtain such funding could adversely affect the Company's financial condition.

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

Item 2. Changes in Securities and Use of Proceeds.

         The following table sets forth information with respect to the sale or issuance of unregistered securities by the Company between October 1, 2000 to December 31, 2000:

                                                                                                   Exempt From
                                                                                                     1933 Act
  Shares   Type of   Value of                                                                    Registration In
  Issued   Security  Consideration   Date Issued    To Whom Issued       Business Purpose          Reliance of:
  ------  --------  -------------   ------------  ------------------   --------------------       ------------
   250,000  Common     $   31,250     Oct 30, 2000    Stockbroker         Consulting Services       Section 4(2)
                                                       Relations
   520,000  Common     $   65,000     Oct 30, 2000    2 Individuals       Consulting Services       Section 4(2)
   329,168  Common     $   49,375     Nov 20, 2000    19 Individuals      Payment on Series F       Section 4(2)
                                                                          Preferred Dividends
   356,473  Common     $   28,518     Dec 20, 2000    L. Van Stillman     Legal Services            Section 4(2)
   150,000  Common     $   10,500     Dec 29, 2000    L. Van Stillman     Legal Services            Section 4(2)
   200,000  Common     $   14,000     Dec 29, 2000    Christopher Swartz  Officer Compensation      Section 4(2)
   200,000  Common     $   14,000     Dec 29, 2000    Michael Cronin      Officer Compensation      Section 4(2)
19,750,000  Common     $1,968,750     Dec 29, 2000    19 Individuals      Conversion of Series F    Section 4(2)
                                                                          Preferred Stock

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

In December 2000, the Company issued a Convertible Debenture for $575,000 which calls for monthly interest payments at 12% interest and is due in January 2002. The Convertible Debenture may be converted in whole or in part to common stock of the Company at a conversion price equal to 65% of the three-day average closing price prior to the date of conversion. Since the Convertible Debenture is convertible into the Company's common stock at a discount, the Company has recorded a debt discount of $309,615 for the three months ended December 31, 2000. In anticipation of the conversion of the Convertible Debenture, the Company has placed in escrow 10,000,000 shares of its common stock.

In December 2000, the Company increased its authorized shares of commons stock from 50,000,000 shares to 100,000,000 shares.

In January 2001, the Company settled a note receivable with a face amount of $200,000 and a discounted value of $177,022 for $89,400. The Company recorded a write down in notes receivable of $87,622 for the three months ended December 31, 2000.

In February 2001, the Company completed a reverse merger whereby 100% of the outstanding common stock of its wholly-owned subsidiary, SBK Franchise Systems, Inc., the franchisor of the Sobik's Sub chain, was acquired by Krypton Distribution Corp. ("Krypton"), a Florida corporation, in exchange for 17,445,664 shares of Krypton common stock, which constituted approximately 85% of the issued and outstanding common stock of Krypton at the date of closing. Upon closing, the board of directors of the former SBK Franchise Systems, Inc. assumed control of Krypton and changed the company's name to Sobik's International Franchising, Inc.

Item 6. Exhibits and Reports on Form 8-K.
        None

                                   SIGNATURES

In accordance with all the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Ultimate Franchise Systems, Inc.
 ---------------------------------
     (Registrant)

                                  President & Duly
02/20/01  Christopher M. Swartz   Authorized Officer   /s/ Christopher M. Swartz
--------  ---------------------   ------------------   -------------------------
 Date           Print Name             Title                  Signature

                                  Chief Financial
                                  Officer & Chief
02/20/01  Michael E. Cronin       Operating Officer   /s/ Michael E. Cronin
--------  ---------------------   -------------------  -------------------------
 Date        Print Name                Title                  Signature