Form 10QSB
period 2001-03-31
ULTIMATE FRANCHISE SYSTEMS INC
filed 2001-05-21
CIK 1018725

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

            [As last amended in Release No. 34-38850, July 18, 1997,
                  effective September 2, 1997, 62 F.R. 39755]


        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                                     0-23545
                                     -------
                             Commission File Number

        Ultimate Franchise Systems, Inc. (formerly Jreck Subs Group, Inc.)
       -------------------------------------------------------------------
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

                                 (407) 682-6363
                           ---------------------------
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the post 90 days.

                                 Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the most recent practicable date: April 18, 2001 - 59,122,536 Shares

          Transitional Small Business Disclosure Format: Yes [ ] No [X]

                          PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

     Ultimate Franchise Systems, Inc. and Subsidiaries Consolidated Balance Sheets
                as of March 31, 2001 (Unaudited) and September 30, 2000

                                                                               March 31,           September 30,
                                                                                 2001                   2000
------------------------------------------------------------------------ ---------------------- ---------------------
Assets
Current assets:
    Cash and cash equivalents                                               $       158,355         $      148,072
    Accounts receivable - trade, net of allowance for doubtful
        accounts of $85,436 for both years                                          321,280                272,107
    Prepaid expenses                                                                838,683                277,416
    Inventory                                                                        16,062                 85,390
    Current portion of notes receivable                                             163,584                 63,584
------------------------------------------------------------------------ ---------------------- ---------------------
        Total current assets                                                      1,497,964                846,569
------------------------------------------------------------------------ ---------------------- ---------------------
Property and equipment, net                                                         623,768              1,116,837
------------------------------------------------------------------------ ---------------------- ---------------------

Other assets:
    Goodwill, net of accumulated amortization of $931,978 and
        $736,243, respectively                                                    6,760,837              7,094,183
    Covenants not to compete, net of accumulated amortization of
        $127,407 and $36,402, respectively                                          236,613                327,618
    Deferred loan costs, net                                                        278,213                310,943
    Notes receivable                                                                319,811                736,503
    Investment securities                                                           210,000                789,430
    Other                                                                            99,734                108,801
------------------------------------------------------------------------ ---------------------- ---------------------
Total assets                                                                 $   10,026,940          $  11,330,884
------------------------------------------------------------------------ ---------------------- ---------------------

         The interim financial statements include all adjustments which, in the opinion of management, are necessary in order to make the financial statements not misleading.

                               Ultimate Franchise Systems, Inc. and Subsidiaries

                                         Consolidated Balance Sheets
                      As of March 31, 2001 (Unaudited) and September 30, 2000, Continued

                                                                               March 31,           September 30,
                                                                                 2001                   2000
------------------------------------------------------------------------ ---------------------- ---------------------
Liabilities and Stockholders' Equity
Current liabilities:
    Current portion of long-term debt                                       $     1,035,685        $       417,140
    Accounts payable                                                                583,094                708,767
    Accrued liabilities                                                             863,952                963,199
    Accrued preferred stock dividends                                               222,647                247,764
------------------------------------------------------------------------ ---------------------- ---------------------
Total current liabilities                                                         2,705,378              2,336,870

Long-term debt, less current portion                                              2,567,670              2,772,108
------------------------------------------------------------------------ ---------------------- ---------------------

Total liabilities                                                                 5,273,048              5,108,978
------------------------------------------------------------------------ ---------------------- ---------------------

Minority interest                                                                   454,555                      -
Redeemable common stock                                                             293,000                293,000
------------------------------------------------------------------------ ---------------------- ---------------------

Redeemable Series F Preferred Stock, no par value, 250 shares
     authorized, 0 and 197.5 shares issued and outstanding, respectively                  -              2,468,750
------------------------------------------------------------------------ ---------------------- ---------------------

Commitments and contingencies                                                             -                      -
------------------------------------------------------------------------ ---------------------- ---------------------

Stockholders' equity:
    Series C Convertible Preferred Stock, no par value, 120 shares
        authorized, issued and outstanding                                          120,000                120,000
    Common stock, no par value, 100,000,000 shares authorized,
        59,122,536 and 31,887,182 shares issued and outstanding,
        respectively                                                             29,835,123             26,830,014
    Accumulated deficit                                                         (24,765,172)           (22,885,674)
    Less:  Stock subscriptions receivable                                          (687,500)              (687,500)
    Accumulated other comprehensive income (loss)                                  (496,114)                83,316
------------------------------------------------------------------------ ---------------------- ---------------------

Total stockholders' equity                                                        4,006,337              3,460,156
------------------------------------------------------------------------ ---------------------- ---------------------

Total liabilities and stockholders' equity                                   $   10,026,940          $  11,330,884
------------------------------------------------------------------------ ---------------------- ---------------------

         The interim financial statements include all adjustments which, in the opinion of management, are necessary in order to make the financial statements not misleading.

                            Ultimate Franchise Systems, Inc. and Subsidiaries

                                    Consolidated Statements of Operations
                    For the Six and Three Months Ended March 31, 2001 and 2000 (Unaudited)

                                                                 Six Months       Six Months      Three Months     Three Months
                                                                   Ended            Ended             Ended            Ended
                                                              March 31, 2001    March 31, 2000    March 31, 2001   March 31, 2000
------------------------------------------------------------ ----------------  ----------------  ---------------- ----------------
Revenues:
    Continuing royalty revenues                              $     921,961     $   1,248,551     $    488,275     $    605,865
    Initial royalty revenues                                         7,500            50,000                -            5,000
    Retail sales - company-owned stores                            884,829                 -          311,454                -
    Retail sales - bakery and other products                       410,414           376,003          207,673          181,144
    Other revenues                                                 357,221           569,136          113,703          318,129
------------------------------------------------------------ ----------------- ----------------- ---------------- ----------------
                                                                 2,581,925         2,243,690        1,121,105        1,110,138

Operating costs and expenses:
    Franchise servicing costs                                      745,018           744,668          365,805          357,007
    Cost of retail sales and operating costs - stores              888,611                 -          368,481                -
    Cost of retail sales and operating costs - bakery              374,928           380,025          209,230          192,409
    General and administrative                                     865,941           910,105          425,344          448,153
    Consulting and investor relations                              560,837           614,818          346,479          380,672
    Bad debt expense                                                     -            25,442                -           25,442
    Amortization and depreciation                                  372,042           396,276          188,293          213,862
------------------------------------------------------------ ----------------- ----------------- ---------------- ----------------
                                                                 3,807,377         3,071,334        1,903,632        1,617,545
------------------------------------------------------------ ----------------- ----------------- ---------------- ----------------

Loss from operations                                            (1,225,452)         (827,644)        (782,527)        (507,407)

Other income (expense):
    Interest, net                                                 (119,863)         (193,165)         (45,031)        (114,546)
    Debt discount from the beneficial conversion feature
      of convertible debentures                                   (309,615)                -                -                -
    Write-down of notes receivable                                (299,205)                -         (211,583)               -
    Gain (loss) on disposal of property and equipment              (76,572)                -                -                -
    Other, net                                                     123,269           (62,000)         (32,216)               -
------------------------------------------------------------ ----------------- ----------------- ---------------- ----------------
Loss before minorty interest                                    (1,907,438)       (1,089,809)      (1,071,357)        (621,953)
Minority interest in (income) loss of subsidiary                    52,198                 -           52,198                -
Net loss                                                        (1,855,240)       (1,089,809)      (1,019,159)        (621,953)
Preferred stock dividends                                          (24,258)         (107,802)          (3,900)         (57,801)
------------------------------------------------------------ ----------------- ----------------- ---------------- ----------------

Net loss applicable to common stock                          $  (1,879,498)    $  (1,190,611)    $  (1,023,059)   $    (679,754)
============================================================ ================= ================= ================ ================

Weighted average of common shares outstanding                   43,454,021        29,046,200        54,102,821       29,391,187
============================================================ ================= ================= ================ ================

Net loss per common share - basic and diluted                $        (.04)    $        (.04)    $        (.02)   $        (.02)
============================================================ ================= ================= ================ ================

         The interim financial statements include all adjustments which, in the opinion of management, are necessary in order to make the financial statements not misleading.

                              Ultimate Franchise Systems, Inc. and Subsidiaries

                                    Consolidated Statements of Cash Flows
                    For the Six and Three Months Ended March 31, 2001 and 2000 (Unaudited)


                                                                    Six Months      Six Months     Three Months      Three Months
                                                                      Ended            Ended           Ended             Ended
                                                                 March 31, 2001   March 31, 2000   March 31, 2001    March 31, 2000
--------------------------------------------------------------- ---------------- ---------------- ----------------  ----------------
Operating activities:
    Net loss                                                    $ (1,855,240)    $ (1,082,809)    $ (1,019,159)     $  (621,953)
    Adjustments to reconcile net loss to net cash used
      by operating activities:
        Amortization and depreciation                                372,042          396,276          188,294          213,862
        Write down of notes receivable                               299,205                -          211,583                -
        Bad debts                                                          -           25,442                -           25,442
        (Gain) loss on disposals of property and equipment            76,572                -                -                -
        Stock and stock options issued for services                  244,850          131,468           81,582          105,000
        Stock of majority owned subsidiary issued for services       171,571                -          171,571                -
        Prepaid interest, amortized discounts and loan fees
          charged to interest                                          4,632           12,001            4,359            6,001
        Amortization of deferred loan costs                           32,730           32,730           16,365           16,365
        Prepaid consulting fees amortized to consulting and
          investor relations  expense                                289,987          385,703          181,243          207,299
        Debt discount from the beneficial conversion feature
          of convertible debentures                                  309,615                -                -                -
        Minority interest in income (loss) of subsidiary             (52,198)               -          (52,198)               -
        Other                                                              -           45,876                -           45,876
        (Increase) decrease in:
           Accounts receivable                                       (49,173)          27,553          (32,685)           3,750
           Prepaid expenses                                           19,308           22,607           20,439             (968)
           Inventory                                                  61,935                -           60,402                -
        Increase (decrease) in:
           Accounts payable                                         (125,673)          41,526         (192,025)         (51,508)
           Accrued liabilities                                        15,504          102,148          241,832          111,281
--------------------------------------------------------------- ---------------- ---------------- ----------------- ---------------

Net cash provided (used) by operating activities                    (184,333)         140,521         (118,397)          60,447
--------------------------------------------------------------- ---------------- ---------------- ----------------- ---------------

Investing activities:
    Purchase of property and equipment                                (3,992)          (5,158)               -           (2,902)
    Disposition of property and equipment                            186,646                -          186,646                -
    Deposit received for sale of assets                                    -          475,000                -          475,000
    Proceeds from collection of notes receivable                     200,659                -           85,808                -
--------------------------------------------------------------- ---------------- ---------------- ----------------- ---------------

Net cash provided (used) by investing activities                     383,313          469,842          272,454          472,098
--------------------------------------------------------------- ---------------- ---------------- ----------------- ---------------

Financing activities:
    Borrowings on long-term debt                                     625,000                -           50,000                -
    Payments on partial redemption of preferred stock               (500,000)               -                -                -
    Payments on long-term debt                                      (238,697)        (289,659)        (196,280)        (242,447)
    Payment of loan financing costs                                  (75,000)               -                -                -
    Payment of preferred stock dividends                                   -         (106,550)               -          (57,175)
--------------------------------------------------------------- ---------------- ---------------- ----------------- ---------------

Net cash provided (used) by financing activities                    (188,697)        (396,209)        (146,280)        (299,622)
--------------------------------------------------------------- ---------------- ---------------- ----------------- ---------------

Net increase (decrease) in cash and cash equivalents                  10,283          214,154            7,777          232,923

Cash and cash equivalents, beginning of period                       148,072          121,292          150,578          102,523
--------------------------------------------------------------- ---------------- ---------------- ----------------- ---------------

Cash and cash equivalents, end of period                        $    158,355     $    335,446     $    158,355      $   335,446
--------------------------------------------------------------- ---------------- ---------------- ----------------- ---------------

         The interim financial statements include all adjustments which, in the opinion of management, are necessary in order to make the financial statements not misleading.

                              Ultimate Franchise Systems, Inc. and Subsidiaries

                               Consolidated Statements of Stockholders' Equity
                              For the Six Months Ended March 31, 2001 (Unaudited)
                                    and the Year Ended September 30, 2000

                                    Common         Preferred Series C                                Accumulated Other
                           ----------------------- ------------------   Accumulated    Subscription   Comprehensive        Total
                             Shares      Amount     Shares    Amount      Deficit         Notes       Income (Loss)       Equity
-------------------------- ----------  ----------- -------- ---------  ------------    ------------  --------------   -------------
Balance,
 September 30, 1999        28,403,440  $28,394,179     120   $120,000  $(19,666,881)   $(4,187,500)  $        -       $ 4,659,798

Conversion of debt to
 equity                     1,743,742      435,936       -          -             -              -            -           435,936
Stock issued for current
 and prepaid services       1,905,000      465,900       -          -             -              -            -           465,900
Issuance of options for
 services                           -      209,600       -          -             -              -            -           209,600
Stock issued for
 investment security        1,000,000      260,000       -          -             -              -            -           260,000
Options issued for
 investment security                -      425,199       -          -             -              -            -           425,199
Common stock issued for
 acquisition                  435,000      139,200       -          -             -              -            -           139,200
Cancellation of stock
 subscriptions receivable  (1,600,000)  (3,500,000)      -          -             -      3,500,000            -                 -

Preferred dividends                 -            -       -          -      (213,100)             -            -          (213,100)
Net loss                            -            -       -          -    (3,005,693)             -            -        (3,005,693)
Unrealized gain on
 investment securities              -            -       -          -             -              -       83,316            83,316
-------------------------- ----------- ------------- ------------------------------- --------------- ----------- ------------------
Balance,
 September 30, 2000        31,887,182   26,830,014     120    120,000   (22,885,674)      (687,500)      83,316         3,460,156

Stock issued for current
 and prepaid services       6,756,186      617,150       -          -             -              -            -           617,150
Issuance of options for
 services                           -       32,219       -          -             -              -            -            32,219
Stock issued for
 compensation                 400,000       28,000       -          -             -              -            -            28,000
Stock issued for
 preferred dividends          329,168       49,375       -          -             -              -            -            49,375
Stock issued for Series F
 preferred stock           19,750,000    1,968,750       -          -             -              -            -         1,968,750
Beneficial conversion
 feature on convertible             -      309,615       -          -             -              -            -           309,615
debentures
Preferred dividends                 -            -       -          -       (24,258)             -            -           (24,258)
Net loss                            -            -       -          -    (1,855,240)             -            -        (1,855,240)
Unrealized loss on
 investment securities              -            -       -          -             -              -     (579,430)         (579,430)
-------------------------- ----------- ------------- ------------------------------- --------------- ----------- ------------------
Balance, March 31, 2001    59,122,536  $29,835,123     120   $120,000  $(24,765,172)   $  (687,500)  $ (496,114)      $ 4,006,337
-------------------------- ----------- ------------- ------------------------------- --------------- ----------- ------------------

         The interim financial statements include all adjustments which, in the opinion of management, are necessary in order to make the financial statements not misleading.

                        Ultimate Franchise Systems, Inc.
                      Notes to Interim Financial Statements
                                   Form 10-QSB
                                 March 31, 2001

Note 1. The unaudited financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended September 30, 2000. The results of operations for the six and three months ended March 31, 2001 are not necessarily indicative of those to be expected for the entire year.

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

Overview

         The Company derives its revenue from several sources: royalties, franchise fees and other franchise related activities as well as a bakery to supply sandwich rolls to certain franchisees. The Company also operated eight corporately-owned restaurants from its Central Park acquisition in July 2000. The Company sold five of the corporately-owned restaurants before the end of December 31, 2000 and currently operates three restaurants. The Company has approximately 160 franchised units at March 31, 2001. Also, the Company continues to have financial interests in the recently sold Seawest Subs franchise concept which has approximately 30 restaurants and Mountain Mike's Pizza which has approximately 80 restaurants.

Six Months Ended March 31, 2001 Compared to Six Months Ended March 31, 2000.

Results of Operations

         The Company had a net loss of $1,855,240 for the six months ended March 31, 2001 compared to a net loss of $1,089,809 for the same period in 2000. The increase of $765,431 in net loss is primarily the result of significant non-cash charges including $309,615 incurred for recognizing a premium arising out of the attached convertible debt feature on debentures issued in December 2000 and $299,205 for write-downs on the carrying value of certain notes receivable. The Company also recognized a net loss of $76,572 on the sale of five corporately-owned restaurants. The current operating loss of $1,225,452 reflects four non-cash operating charges totaling $1,115,812. These were comprised of $372,042 for depreciation and amortization, $416,421 for stock and options issued for consulting and investor relations services, $37,362 for the amortization of deferred loan costs and $289,987 for the amortization of prepaid consulting fees. The Company also incurred costs and legal fees for acquisitions and for the defense and settlement of all current legal matters. The net effect of these charges reflects an ongoing income from the Company's core business of $170,360 for the six months ended March 31, 2001 compared to $130,534 for the six months ended March 31, 2000.

         The revenue of the Company increased $338,235 or 15.1% to $2,581,925 for the six months ended March 31, 2001 from $2,243,690 for the same period in 2000. The increase in the current year is primarily due to $884,829 in retail sales through the corporately-owned restaurants. Continuing franchising royalty revenues decreased $369,090 or 29.6% to $929,461 for the six months ended March 31, 2001 compared to $1,248,551 for the same period in 2000. This decrease is the result of the shift from Mountain Mike's (sold in April 2000) to Central Park (acquired in July 2000). Franchising royalty revenues generated through Central Park for the six months ended March 31, 2001 was $419,190 compared to franchising royalty revenues generated through Mountain Mike's for the six months ended March 31, 2000 of $695,388, or a difference of $276,198. The Company expects franchising royalty revenues at Central Park to increase as the Company executes its plans to obtain additional franchises and to convert the remaining corporately-owned restaurants to franchised operations. Through March 31, 2001, five of the corporately-owned restaurants have been sold and there are letters of intent to sell the remaining three.

         Total operating expenses increased $736,043 or 24.0% to $3,807,377 for the six months ended March 31, 2001 compared to $3,071,334 for the same period in 2000. The increase is primarily due to cost of sales and operating costs of $888,611 relating to the Company's corporately-owned restaurants whereas there were no operations of corporately-owned restaurants for the six months ended March 31, 2000. General and administrative expenses decreased $44,164 or 4.9% to $865,941 for the six months ended March 31, 2001 compared to $910,105 for the same period in 2000 due to lower officer compensation paid resulting from the departure of the Company's chief operating officer in April 2000. The Company's chief financial officer assumed the duties of the chief operating officer in April 2000. Consulting and investor relations expense was $560,837 for the six months ended March 31, 2001 as the Company continues to seek acquisition candidates and additional capital. Included in consulting and investor relations expense was $171,571 of costs associated with the Company's reverse merger of its wholly-owned subsidiary, SBK Franchise Systems, Inc. in January 2001.

         Minority interest in the loss of the Company's Sobik's International Franchising, Inc. subsidiary was $52,198 for the six months ended March 31, 2001 which represented a 22.93% minority interest.

Liquidity and Capital Resources

         Net cash used by operating activities was $184,333 for the six months ended March 31, 2001 compared to $140,521 provided from operations for the same period in 2000. The decrease of $324,854 is primarily the result of two factors. First, the Company used funds derived from the sale of the corporately-owned restaurants at Central Park to pay down some of the accounts payable and accrued liabilities assumed through the purchase of that chain, and secondly, the Company incurred costs and legal fees for acquisitions and for the defense and settlement of all current legal matters this year. Through the sale of the corporately-owned restaurants, the Company generated cash proceeds of approximately $318,000 as reflected in investing activities. The Company used approximately $153,000 of this amount to pay down current accounts payable and applied $165,000 towards the reduction of long-term debt. The Company also liquidated a note receivable for $69,400 and incurred new debt of $50,000. The aggregate negative impact of these items on cash provided by operating activities was approximately $299,000 for the six months ended March 31, 2001. The Company plans to continue selling the remaining corporately-owned restaurants and applying the proceeds toward the reduction of accounts payable and certain long-term debt.

         Net cash provided by investing activities was $383,313 for the six months ended March 31, 2001 resulting from proceeds received from the sale of the Company's corporately-owned restaurants of $186,646 and from the collection of $200,659 on notes receivable relating to the sale of its corporately-owned restaurants and from a note receivable relating to the Company's sale of the Mountain Mike's Pizza franchise concept. Net cash provided by investing activities was $469,842 for the six months ended March 31, 2000 with $475,000 of this amount received as a deposit on the Company's sale of the Mountain Mike's Pizza franchise concept in April 2000.

         Net cash used by financing activities was $188,697 for the six months ended March 31, 2001 compared to net cash used of $396,209 for the same period in 2000, a decrease of $207,512. In December 2000, the Company issued $575,000 in convertible debt, using $500,000 of the proceeds along with the issuance of 19,750,000 shares of its common stock to retire all of the outstanding redeemable Series F preferred stock with a carrying value of $2,468,750. The balance of the $75,000 proceeds from the convertible debt was used to pay financing costs. The Company also made principal payments on long-term debt of $238,697 for the six months ended March 31, 2001 compared to $289,659 for the same period in 2000. During the six months ended March 31, 2001, the Company used a portion of proceeds received from the sale of its Central Park corporately-owned restaurants to retire $165,000 in principal on its long-term debt. There were no preferred stock dividends paid for the six months ended March 31, 2001 compared to $106,550 paid for the comparable period in 2000 as the Company has retired all its preferred stock except for $120,000 in Series C preferred stock.

         Working capital deficit at March 31, 2001 was $1,207,414 compared with a deficit of $1,490,301 at September 30, 2000, a decrease in deficit of $282,887 or 19.0%.

         The Company believes that cash flows from operations and the sale and subsequent refranchising of its three remaining corporately-owned Central Park restaurants will continue to fund a significant portion of is operations. Management will also seek the capital necessary to meet its current obligations, including $1,035,685 of its current portion of long-term debt through other sources of financing and/or through the restructuring of its current obligations. There is no assurance that additional funding will be available, or if available, can be obtained on terms favorable to the Company. Failure to obtain such funding could adversely affect the Company's financial condition.

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000.

Results of Operations

         The Company had a net loss of $1,019,159 for the three months ended March 31, 2001 compared to a net loss of $621,953 for the same period in 2000. The increase of $397,206 in net loss is primarily the result of significant non-cash charges including $211,583 for a write-down on the carrying value of certain notes receivable. The current operating loss of $782,527 reflects four non-cash operating charges totaling $643,413. These were comprised of $188,293 for depreciation and amortization, $253,153 for stock and option issued for consulting and investor relations services, $20,724 for the amortization of deferred loan costs and $181,243 for the amortization of prepaid consulting fees. The Company also incurred costs and legal fees for acquisitions and for the defense and settlement of all current legal matters.

         The revenue of the Company increased $10,967 or 1.0% to $1,121,105 for the three months ended March 31, 2001 from $1,110,138 for the same period in 2000. The increase in the current year is primarily due to $311,454 in retail sales through the corporately-owned restaurants. Continuing franchising royalty revenues decreased $117,590 or 19.4% to $488,275 for the three months ended March 31, 2001 compared to $605,865 for the same period in 2000. This decrease is the result of the shift from Mountain Mike's (sold in April 2001) to Central Park (acquired in July 2001). Franchising royalty revenues generated through Central Park for the three months ended March 31, 2001 was $220,302 compared to franchising royalty revenues generated through Mountain Mike's for the three months ended March 31, 2000 of $341,732, or a difference of $121,430. The Company expects franchising royalty revenues at Central Park to increase as the Company executes its plans to obtain additional franchises and to convert the remaining corporately-owned restaurants to franchised operations. Through March 31, 2001, five of the corporately-owned restaurants have been sold and there are letters of intent to sell the remaining three. Other franchising related revenues decreased $204,426 to $113,703 for the three months ended March 31, 2001 compared to $318,129 for the same period in 2000 resulting from the shift from Mountain Mike's to Central Park. Revenues from bakery sales increased $26,529 or 14.6% to $207,673 for the three months ended March 31, 2001 compared to $181,144 for the comparable period in 2000.

         Total expenses increased $286,087 or 17.7% to $1,903,632 for the three months ended March 31, 2001 compared to $1,617,545 for the same period in 2000. The increase is primarily due to cost of sales and operating costs of $368,481 relating to the Company's corporately-owned restaurants. General and administrative expenses decreased $22,809 or 5.1% to $425,344 for the three months ended March 31, 2001 compared to $448,153 for the same period in 2000 due to lower officer compensation paid resulting from the departure of the Company's chief operating officer in April 2000. The Company's chief financial officer assumed the duties of the chief operating officer in April 2000. Included in consulting and investor relations expenses of $346,479 for the three months ended March 31, 2001 are $171,571 of costs associated with the Company's reverse merger of its wholly-owned subsidiary, SBK Franchise Systems, Inc. in January 2001.

         Minority interest in the loss of the Company's Sobik's International Franchising, Inc. subsidiary was $52,198 for the three months ended March 31, 2001 which represented a 22.93% minority interest.

Liquidity and Capital Resources

         Net cash used by operating activities was $118,397 for the three months ended March 31, 2001 compared to $60,447 provided from operations for the same period in 2000. The decrease of $178,844 is primarily the result of two factors. First, the Company used funds derived from the sale of the corporately-owned restaurants at Central Park to pay down some of the accounts payable and accrued liabilities assumed through the purchase of that chain, and secondly, the Company incurred costs and legal fees for acquisitions and for the defense and settlement of all current legal matters this year. Through the sale of the corporately-owned restaurants, the Company generated cash proceeds of approximately $187,000 as reflected in investing activities. The Company used approximately $22,000 of this amount to pay down current accounts payable and applied $165,000 towards the reduction of long-term debt. The Company also liquidated a note receivable for $69,400 and incurred new debt of $50,000. The Company plans to continue selling the remaining corporately-owned restaurants and applying the proceeds toward the reduction of accounts payable and certain long-term debt.

         Net cash provided by investing activities was $272,454 for the three months ended March 31, 2001 resulting from proceeds received from the sale of the Company's corporately-owned restaurants of $186,646 and from the collection of $85,808 on notes receivable relating to the sale of its corporately-owned restaurants and from a note receivable relating to the Company's sale of the Mountain Mike's Pizza franchise concept. Net cash provided by investing activities was $472,098 for the three months ended March 31, 2000 with $475,000 of this amount received as a deposit on the Company's sale of the Mountain Mike's Pizza franchise concept in April 2000.

         Net cash used by financing activities was $146,280 for the three months ended March 31, 2001 compared to net cash used of $299,622 for the same period in 2000, a decrease of $153,342. In March 2001, the Company issued a $50,000 note. The Company also made principal payments on long-term debt of $196,280 for the three months ended March 31, 2001 compared to $242,447 for the same period in 2000. During the three months ended March 31, 2001, the Company used a portion of proceeds received from the sale of its Central Park corporately-owned restaurants to retire $165,000 in principal on its long-term debt. There were no preferred stock dividends paid for the three months ended March 31, 2001 compared to $57,175 paid for the comparable period in 2000 as the Company has retired all its preferred stock except for $120,000 in Series C preferred stock.

                            PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

         On August 2, 1999, the shareholders of Li'l Dino Management Corporation filed a complaint against the Company and two of its officers in the United States District Court for the Middle District of North Carolina, Greensboro Division. The Company was served with this complaint on August 5, 1999. This complaint cited alleged damages of $4.5 million for securities fraud, misappropriation of corporate opportunities and negligent misrepresentation and seeks treble damages, interest and attorney's fees. The allegations in the complaint relate to the Company's acquisition of substantially all the assets of Li'l Dino Management Corporation. In March 2001, the Company settled this litigation and recorded an additional accrual in the accompanying consolidated financial statements.

         The Company may be involved in various other lawsuits and litigation, from time to time, as a result of its day to day operations. Management does not believe that any of these other threatened or pending lawsuits or litigation will have an adverse effect on the Company's financial position or results of operations.

Item 2. Changes in Securities and Use of Proceeds.

         The following table sets forth information with respect to the sale or issuance of unregistered securities by the Company between January 1, 2001 to March 31, 2001:

                                                                                                   Exempt From
                                                                                                     1933 Act
  Shares   Type of   Value of                                                                    Registration In
  Issued   Security  Consideration   Date Issued    To Whom Issued       Business Purpose          Reliance of:
  ------  --------  -------------   ------------  ------------------   --------------------       ------------
   175,000  Common     $   40,250     Jan 31, 2001    Charterbridge       Consulting Services       Section 4(2)
    25,000  Common     $    1,125     Feb 02, 2001    Robert Weiner       Consulting Services       Section 4(2)
   200,000  Common     $   30,000     Feb 12, 2001    Arcadia Mutual      Consulting Services       Section 4(2)
   336,380  Common     $   50,457     Feb 12, 2001    Passy Holding       Consulting Services       Section 4(2)
    60,000  Common     $   13,800     Feb 15, 2001    Charterbridge       Consulting Services       Section 4(2)
   100,000  Common     $    7,500     Mar 13, 2001    Olympus Capital     Consulting Services       Section 4(2)
 1,000,000  Common     $   70,000     Mar 31, 2001    Richard Fellows     Consulting Services       Section 4(2)
 2,333,333  Common     $  175,000     Mar 31, 2001    CLD Investor        Consulting Services       Section 4(2)
                                                        Relations
 1,000,000  Common     $   75,000     Mar 31, 2001    LC Corporate        Consulting Services       Section 4(2)
                                                        Services
   250,000  Common     $   18,750     Mar 31, 2001    Stockbroker         Consulting Services       Section 4(2)
                                                        Presentations

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

In October 2000, the Company formed a wholly-owned subsidiary, Bakery Acquisition Corporation ("Bakery"). It is the Company's intention to merge Pastry Products Producers, LLC into Bakery and for Bakery to issue shares of its common stock to the current shareholders of the Company.

In December 2000, the Company issued a Convertible Debenture for $575,000 which calls for monthly interest payments at 12% interest and is due in January 2002. The Convertible Debenture may be converted in whole or in part to common stock of the Company at a conversion price equal to 65% of the three-day average closing price prior to the date of conversion. Since the Convertible Debenture is convertible into the Company's common stock at a discount, the Company has recorded a debt discount of $309,615 for the six months ended March 31, 2001. In anticipation of the conversion of the Convertible Debenture, the Company has placed in escrow 10,000,000 shares of its common stock.

In April 2001, holders of $75,000 of Convertible Debentures converted their principal into 5,086,148 shares of the Company's common stock. These shares were from newly issued shares and not from the aforementioned 10,000,000 shares of common stock held in escrow.

In December 2000, the Company increased its authorized shares of common stock from 50,000,000 shares to 100,000,000 shares.

In January 2001, the Company settled a note receivable with a face amount of $200,000 and a discounted value of $177,022 for $89,400. The Company received $69,400 of the settled amount and has a remaining balance of $20,000 on this note receivable. The Company recorded a write down in notes receivable of $87,622 for the six months ended March 31, 2001.

In February 2001, the Company completed a reverse merger whereby 100% of the outstanding common stock of its wholly-owned subsidiary, SBK Franchise Systems, Inc., the franchisor of the Sobik's Sub chain, was acquired by Krypton Distribution Corp. ("Krypton"), a Florida corporation, in exchange for 17,445,664 shares of Krypton common stock, which constituted approximately 85% of the issued and outstanding common stock of Krypton at the date of closing. Upon closing, the board of directors of the former SBK Franchise Systems, Inc. assumed control of Krypton and changed the company's name to Sobik's International Franchising, Inc. ("SBIK"). Also in February 2001, SBIK entered into a consulting agreement with Stockbroker Relations of Colorado, Inc. ("SRCI") for investor relation services. The consideration for this agreement consisted of 3,500,000 shares of SBIK common stock (of which 2,200,000 shares were immediately issued and 1,300,000 shares are to be issued in July 2001) and four separate warrants to purchase 500,000 shares each of SBIK common stock with exercise prices ranging from 70% to 160% of SBIK's stock price of $0.70 on the date of the grant of the warrants. All warrants expire in January 2004.

In March 2001, the Company received $50,000 under a note payable to Franchise Acquisition Company I, LLC, a California limited liability company ("FAC") which accrues interest at 10% and is to be repaid no later than June 24, 2001. In connection with this note agreement, the Company also granted FAC an option to acquire the Company's interest in a note receivable with a face value of $800,000 and a discounted value of $411,566 at March 31, 2001 for $265,000 payable by FAC on March 31, 2004. The discounted value of the $265,000 payable by FAC is $199,983. As a result, the Company recorded a write-down on the $411,566 note receivable in the amount of $211,583 for the six months and three months ended March 31, 2001.

Item 6. Exhibits and Reports on Form 8-K.
        None

                                   SIGNATURES

In accordance with all the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Ultimate Franchise Systems, Inc.
 --------------------------------
            (Registrant)

                                   President & Duly
 05/21/01  Christopher M. Swartz   Authorized Officer  /s/ Christopher M. Swartz
 --------  ---------------------   ------------------  -------------------------
 Date           Print Name             Title                  Signature

                                    Chief Financial
                                     Officer & Chief
  05/21/01  Michael E. Cronin       Operating Officer    /s/ Michael E. Cronin
  --------  ---------------------   -------------------  -----------------------
   Date        Print Name                Title                  Signature