Form 10QSB
period 2001-06-30
ULTIMATE FRANCHISE SYSTEMS INC
filed 2001-08-20
CIK 1018725

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

            [As last amended in Release No. 34-38850, July 18, 1997,
                  effective September 2, 1997, 62 F.R. 39755]


        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the most recent practicable date: August 20, 2001 - 91,010,074 Shares

          Transitional Small Business Disclosure Format: Yes [ ] No [X]

                          PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

                   Ultimate Franchise Systems, Inc. and Subsidiaries Consolidated Balance Sheets
                              as of June 30, 2001 (Unaudited) and September 30, 2000


                                                                               June 30,            September 30,
                                                                                 2001                   2000
------------------------------------------------------------------------ ---------------------- ---------------------
Assets
Current assets:
    Cash and cash equivalents                                                $      107,604         $      148,072
    Accounts receivable - trade, net of allowance for doubtful
        accounts of $36,536 and $85,436, respectively                                99,389                272,107
    Prepaid expenses                                                                  7,656                277,416
    Inventory                                                                             -                 85,390
    Current portion of notes receivable                                             173,762                 63,584
------------------------------------------------------------------------ ---------------------- ---------------------
        Total current assets                                                        388,411                846,569
------------------------------------------------------------------------ ---------------------- ---------------------

Property and equipment, net                                                         517,140              1,116,837
------------------------------------------------------------------------ ---------------------- ---------------------

Other assets:
    Goodwill, net of accumulated amortization of $1,029,845 and
        $736,243, respectively                                                    6,662,971              7,094,183
    Covenants not to compete, net of accumulated amortization of
        $172,909 and $36,402, respectively                                          191,111                327,618
    Deferred loan costs, net                                                        263,616                310,943
    Notes receivable, net of unamortized discount of $60,270 and $0,
        respectively                                                                349,968                736,503
    Investment securities                                                           235,000                789,430
    Other                                                                            92,517                108,801
------------------------------------------------------------------------ ---------------------- ---------------------
Total assets                                                                  $   8,700,734          $  11,330,884
======================================================================== ====================== =====================

The interim financial statements include all adjustments which, in the opinion
of management, are necessary in order to make the financial statements not misleading.                              2

                   Ultimate Franchise Systems, Inc. and Subsidiaries Consolidated Balance Sheets
                         As of June 30, 2001 (Unaudited) and September 30, 2000, Continued


                                                                               June 30,            September 30,
                                                                                 2001                   2000
------------------------------------------------------------------------ ---------------------- ---------------------
Liabilities and Stockholders' Equity
Current liabilities:
    Current portion of long-term debt, net of unamortized
      discount of $55,612 for both periods                                    $     871,867        $       417,140
    Accounts payable                                                                546,551                708,767
    Deferred revenue                                                                226,292                137,406
    Accrued liabilities                                                             438,938                825,793
    Accrued preferred stock dividends                                               226,548                247,764
------------------------------------------------------------------------ ---------------------- ---------------------

Total current liabilities                                                         2,310,196              2,336,870
Long-term debt, less current portion, net of unamortized discount of
    $325,574, and $367,280, respectively                                          2,521,445              2,772,108
------------------------------------------------------------------------ ---------------------- ---------------------
Total liabilities                                                                 4,831,641              5,108,978
------------------------------------------------------------------------ ---------------------- ---------------------

Minority interest                                                                   371,918                      -
Redeemable common stock                                                             293,000                293,000
Redeemable Series F preferred stock, no par value, 250 shares
    authorized, 0 and 197.5 shares issued and outstanding, respectively                   -              2,468,750
------------------------------------------------------------------------ ---------------------- ---------------------

Commitments and contingencies                                                             -                      -
------------------------------------------------------------------------ ---------------------- ---------------------

Stockholders' equity:
    Series C convertible preferred stock, no par value, 120 shares
        authorized, issued and outstanding                                          120,000                120,000
    Common stock, no par value, 100,000,000 shares authorized,
        80,859,142 and 31,887,182 shares issued and outstanding,
        respectively                                                             30,060,123             26,830,014
    Accumulated deficit                                                         (26,288,448)           (22,885,674)
    Less:  Stock subscriptions receivable                                          (687,500)              (687,500)
    Accumulated other comprehensive income                                                -                 83,316
------------------------------------------------------------------------ ---------------------- ---------------------
Total stockholders' equity                                                        3,204,175              3,460,156
------------------------------------------------------------------------ ---------------------- ---------------------
Total liabilities and stockholders' equity                                    $   8,700,734          $  11,330,884
======================================================================== ====================== =====================

The interim financial statements include all adjustments which, in the opinion
of management, are necessary in order to make the financial statements not misleading.                              3

              Ultimate Franchise Systems, Inc. and Subsidiaries Consolidated Statements of Operations
                      For the Nine and Three Months Ended June 30, 2001 and 2000 (Unaudited)

                                                           Nine Months         Nine Months      Three Months        Three Months
                                                              Ended               Ended            Ended               Ended
                                                          June 30, 2001       June 30, 2000     June 30, 2001       June 30, 2000
--------------------------------------------------------- --------------      -------------     -------------       -------------
Revenues:
    Continuing royalty revenues                           $   1,404,827       $   1,666,049     $     482,866       $     417,498
    Initial franchising fees                                     20,000              60,000            12,500              10,000
    Retail sales - company-owned stores                       1,123,636                   -           238,807                   -
    Retail sales - bakery and other products                    667,307             599,823           256,893             223,820
    Other revenues                                              501,890             737,667           144,669             168,531
--------------------------------------------------------- --------------      -------------     -------------       -------------
                                                              3,717,660           3,063,539         1,135,735             819,849

Operating costs and expenses:
    Franchise servicing costs                                   972,737             994,719           227,719             250,051
    Cost of retail sales and operating costs - stores         1,156,297                   -           267,686                   -
    Cost of retail sales and operating costs - bakery           608,719             584,790           233,791             204,765
    General and administrative                                1,225,940           1,197,179           359,999             287,074
    Consulting and investor relations                         1,396,842           1,145,684           836,005             530,866
    Bad debts                                                         -              25,442                 -                   -
    Amortization and depreciation                               581,164             546,343           209,122             150,067
--------------------------------------------------------- --------------      -------------     -------------       -------------

                                                              5,941,699           4,494,157         2,134,322           1,422,823
--------------------------------------------------------- --------------      -------------     -------------       -------------

Loss from operations                                         (2,224,039)         (1,430,618)         (998,587)           (602,974)

Other income (expense):
    Interest, net                                              (219,663)           (257,486)          (99,800)            (64,321)
    Debt discount from the beneficial conversion feature
      of convertible debentures                                (309,615)                  -                 -                   -
    Write-down of notes receivable                             (377,073)                  -           (77,868)                  -
    Permanent impairment of investment securities              (471,114)                  -          (471,114)                  -
    Gain (loss) on disposal of property and equipment           (83,335)           (409,856)           (6,763)                  -
    Minority interest in (income) loss of subsidiary            134,835                   -            82,637                   -
    Other, net                                                  175,388             (67,469)           52,119              (5,469)
--------------------------------------------------------- --------------      -------------     -------------       -------------

Net loss                                                     (3,374,616)         (2,165,429)       (1,519,376)           (672,764)
Preferred stock dividends                                       (28,158)           (161,703)           (3,900)            (53,901)
--------------------------------------------------------- --------------      -------------     -------------       -------------

Net loss applicable to common stock                       $  (3,402,774)      $  (2,327,132)    $  (1,523,276)      $    (726,665)
========================================================= ==============      =============     =============       =============

Weighted average of common shares outstanding                51,535,902          29,997,967        67,699,665          31,911,962
========================================================= ==============      =============     =============       =============

Net loss per common share - basic and diluted             $        (.07)      $        (.08)    $        (.02)      $        (.02)
========================================================= ==============      =============     =============       =============

The interim financial statements include all adjustments which, in the opinion
of management, are necessary in order to make the financial statements not misleading.                                          4

              Ultimate Franchise Systems, Inc. and Subsidiaries Consolidated Statements of Cash Flows
                      For the Nine and Three Months Ended June 30, 2001 and 2000 (Unaudited)


                                                                     Nine Months      Nine Months     Three Months    Three Months
                                                                        Ended            Ended           Ended            Ended
                                                                    June 30, 2001    June 30, 2000    June 30, 2001   June 30, 2000
-----------------------------------------------------------------   -------------    -------------    --------------  -------------
Operating activities:
    Net loss                                                        $  (3,374,616)   $  (2,165,429)   $   (1,519,376) $  (672,764)
    Adjustments to reconcile net loss to net cash used by
      operating activities:
        Amortization and depreciation                                     581,164          546,343           209,120      150,067
        Write down of notes receivable                                    377,073                -            77,868            -
        Permanent impairment of investment securities                     471,114                -           471,114            -
        Bad debts                                                               -           25,442                 -            -
        (Gain) loss on disposals of property and equipment                 83,335          409,856             6,763            -
        Stock and stock options issued for services                       244,850          190,668                 -       59,200
        Stock of consolidated subsidiary issued for services              171,571                -                 -            -
        Minority interest in income (loss) of subsidiary                 (134,835)               -           (82,637)           -
        Amortized discounts on financial instruments                       23,330           67,095            18,698       22,365
        Amortization of deferred loan costs to interest expense            47,327                -            15,597            -
        Prepaid consulting fees amortized to consulting
           and investor relations expense                                 275,324          606,000           (14,663)     220,296
        Write down of prepaid consulting                                  756,442                -           756,442            -
        Beneficial conversion feature of convertible debentures           309,615                -                 -            -
        Other                                                                   -           45,876                 -            -
        (Increase) decrease in:
           Accounts receivable                                            172,718           14,186           221,891      (13,367)
           Prepaid expenses                                                28,556           49,751             9,248       27,144
           Inventory                                                       85,390                -            23,455            -
           Other assets                                                    10,185                -                 -            -
        Increase (decrease) in:
           Accounts payable                                              (162,216)        (118,127)          (36,543)    (159,653)
           Accrued liabilities                                           (214,720)         (28,775)         (230,224)    (130,923)
-----------------------------------------------------------------   -------------    -------------    --------------  -----------
Net cash provided (used) by operating activities                         (248,393)        (357,114)          (73,245)    (497,635)
-----------------------------------------------------------------   -------------    -------------    --------------  -----------

Investing activities:
    Purchase of property and equipment                                    (60,357)         (15,627)          (56,365)     (10,469)
    Disposition of property and equipment                                 264,264                -            77,618            -
    Issuance of  note receivable                                          (25,000)               -           (25,000)           -
    Deposit received for sale of assets                                         -        2,685,688                 -    2,210,688
    Proceeds from collection of notes receivable                          141,660                -           (25,186)           -
-----------------------------------------------------------------   -------------    -------------    --------------  -----------

Net cash provided (used) by investing activities                          320,567        2,670,061            21,439    2,200,219
-----------------------------------------------------------------   -------------    -------------    --------------  -----------

Financing activities:
    Borrowings on long-term debt                                          818,890                -           193,890            -
    Payments on partial redemption of preferred stock                    (500,000)               -                 -            -
    Payments on long-term debt                                           (431,532)        (933,093)         (192,835)    (643,434)
    Payment of preferred stock dividends                                        -         (155,925)                -      (49,375)
-----------------------------------------------------------------   -------------    -------------    --------------  -----------

Net cash provided (used) by financing activities                         (112,642)      (1,089,018)            1,055     (692,809)
-----------------------------------------------------------------   -------------    -------------    --------------  -----------

Net increase (decrease) in cash and cash equivalents                      (40,468)       1,223,929           (50,751)   1,009,775

Cash and cash equivalents, beginning of period                            148,072          121,292           158,355      335,446
-----------------------------------------------------------------   -------------    -------------    --------------  -----------

Cash and cash equivalents, end of period                            $     107,604    $   1,345,221    $      107,604  $ 1,345,221
=================================================================   =============    =============    ==============  ===========

The interim financial statements include all adjustments which, in the opinion
of management, are necessary in order to make the financial statements not misleading.                                          5

         Ultimate Franchise Systems, Inc. and Subsidiaries Consolidated Statements of Stockholders' Equity
                                For the Nine Months Ended June 30, 2001 (Unaudited)
                                       and the Year Ended September 30, 2000


                                         Common              Preferred                                    Accumulated
                                         Common               Series C                                       Other
                                ------------------------  -----------------  Accumulated   Subscription  Comprehensive    Total
                                  Shares        Amount     Shares   Amount     Deficit         Notes     Income (Loss)   Equity
------------------------------  ----------   -----------  ------- ---------  ------------  ------------- ------------- -----------
Balance, September 30, 1999     28,403,440   $28,394,179    120    $120,000  $(19,666,881)  $(4,187,500)   $      -    $ 4,659,798

Conversion of debt to equity     1,743,742       435,936      -           -             -             -           -        435,936
Stock issued for current and
  prepaid services               1,905,000       465,900      -           -             -             -           -        465,900
Issuance of options for
  services                               -       209,600      -           -             -             -           -        209,600
Stock issued for investment
  security                       1,000,000       260,000      -           -             -             -           -        260,000
Options issued for investment
  security                               -       425,199      -           -             -             -           -        425,199
Common stock issued for
  acquisition                      435,000       139,200      -           -             -             -           -        139,200
Cancellation of stock
  subscriptions receivable      (1,600,000)   (3,500,000)     -           -             -     3,500,000           -              -
Preferred dividends                      -             -      -           -      (213,100)            -           -       (213,100)
Net loss                                 -             -      -           -    (3,005,693)            -           -     (3,005,693)
Unrealized gain on investment
  securities                             -             -      -           -             -             -      83,316         83,316
------------------------------  ----------   -----------  ------- ---------  ------------   -----------   ----------   -----------

Balance, September 30, 2000     31,887,182    26,830,014    120     120,000   (22,885,674)     (687,500)     83,316      3,460,156

Stock issued for current and
  prepaid services               6,756,186       617,150      -           -             -             -           -        617,150
Issuance of options for
  services                               -        32,219      -           -             -             -           -         32,219
Stock issued for compensation      400,000        28,000      -           -             -             -           -         28,000
Stock issued for preferred
  dividends                        329,168        49,375      -           -             -             -           -         49,375
Stock issued for Series F
  preferred stock               19,750,000     1,968,750      -           -             -             -           -      1,968,750
Beneficial conversion feature
  on convertible debentures              -       309,615      -           -             -             -           -        309,615
Conversion of Series G
  debenture                     21,736,606       225,000      -           -             -             -           -        225,000
Preferred dividends                      -             -      -           -       (28,158)            -           -        (28,158)
Net loss                                 -             -      -           -    (3,374,616)            -           -     (3,374,616)
Reclassification for
  adjustment for permanent
  impairment of investment
  securities                             -             -      -           -             -             -     (83,316)       (83,316)
------------------------------  ----------   -----------  ------- ---------  ------------   -----------   ----------   -----------

Balance, June 30, 2001          80,859,142   $30,060,123    120    $120,000  $(26,288,448)  $  (687,500)   $      -    $ 3,204,175
==============================  ==========   ===========  ======= =========  ============   ===========   ==========   -----------

The interim financial statements include all adjustments which, in the opinion
of management, are necessary in order to make the financial statements not misleading.                                            6

                        Ultimate Franchise Systems, Inc.
                      Notes to Interim Financial Statements
                                   Form 10-QSB
                                  June 30, 2001

Note 1. The unaudited financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended September 30, 2000. The results of operations for the nine and three months ended June 30, 2001 are not necessarily indicative of those to be expected for the entire year.

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

Overview

         The Company derives its revenue from several sources: royalties, franchise fees and other franchise related activities as well as a bakery to supply sandwich rolls to certain franchisees. The Company also aquired eight corporately-owned restaurants from its Central Park acquisition in July 2000. The Company sold five of the corporately-owned restaurants before the end of December 31, 2000 and sold the three remaining restaurants during the quarter ended June 30, 2001. The Company has approximately 160 franchised units at June 30, 2001. Also, the Company continues to have financial interests in the recently sold Seawest Subs franchise concept which has approximately 30 restaurants and Mountain Mike's Pizza which has approximately 80 restaurants.

Nine Months Ended June 30, 2001 Compared to Nine Months Ended June 30, 2000.

Results of Operations

         The Company had a net loss of $3,374,616 for the nine months ended June 30, 2001 compared to a net loss of $2,165,429 for the same period in 2000. The increase of $1,209,187 in net loss is primarily the result of significant non-cash charges, including $309,615 incurred for recognizing a premium arising out of the attached convertible debt feature on debentures issued in December 2000, $377,073 for write-downs on the carrying value of certain notes receivable, and $471,114 to recognize a permanent impairment on the value in the Company's investment securities. The Company also recognized a net loss of $83,335 on the sale of eight corporately-owned restaurants.

         The current operating loss of $2,224,039 reflects five non-cash operating charges totaling $1,320,236. These were comprised of $581,164 for depreciation and amortization, $244,850 for stock and stock options issued for consulting and investor relations services, $171,571 for stock of Sobik's International Franchising, Inc. (a consolidated subsidiary) issued for services, $47,327 for the amortization of deferred loan costs and discounts, and $275,324 for the amortization of prepaid consulting fees. The Company also incurred legal fees for the defense and settlement of all current litigation matters. In addition, The Company had used the services of several consulting organizations to assist management with stockholder relations. Consideration for these services was granted in advance, and the company has amortized these costs monthly as the services were performed. During the three months ended June 30, 2001 the Company determined that the value of these services had declined to zero. Accordingly, a charge to earnings was taken for $756,442.

         The revenue of the Company increased $654,121 or 21.4% to $3,717,660 for the nine months ended June 30, 2001 from $3,063,539 for the same period in 2000. The increase in the current year is primarily due to $1,123,636 in retail sales through the corporately-owned restaurants. Continuing franchising royalty revenues decreased $261,222 or 15.7% to $1,404,827 for the nine months ended June 30, 2001 compared to $1,666,049 for the same period in 2000. This decrease is the result of the shift from Mountain Mike's (sold in April 2000) to Central Park (acquired in July 2000). Franchising royalty revenues generated through Central Park for the nine months ended June 30, 2001 was $647,132 compared to franchising royalty revenues generated through Mountain Mike's for the seven months ended April 30, 2000 of $862,049. Mountain Mike's was sold on April 28, 2000, as a result, no franchising royalty revenues were reported for May and June 2000. The Company expects franchising royalty revenues at Central Park to increase as the Company has executed its plan of converting the remaining corporately-owned restaurants to franchised operations. Through June 30, 2001, all eight of the corporately-owned restaurants have been sold and refranchised.

         Total expenses increased $1,447,542 or 32.2% to $5,941,699 for the nine months ended June 30, 2001 compared to $4,494,157 for the same period in 2000. The increase is primarily due to cost of sales and operating costs of $1,156,297 relating to the Company's corporately-owned restaurants whereas there were no operations of corporately-owned restaurants for the nine months ended June 30, 2000. General and administrative expenses increased $28,761 or 2.4% to $1,225,940 for the nine months ended June 30, 2001 compared to $1,197,179 for the same period in 2000 due to severance pay and administrative costs associated with the restructuring of Central Park. The sale of the final three company owned stores allowed management to reduce the administrative staff by two people. These final staffing reductions were made in June 2001, and severance costs of $21,034 have been accrued at June 30, 2001. Consulting and investor relations expense was $1,396,842 for the nine months ended June 30, 2001 as the Company continues to seek acquisition candidates and additional capital. Included in consulting and investor relations expense during the period was $756,442 in one-time write downs of prepaid consulting compared to zero for the same period last year, $275,324 of amortization of prepaid consulting, and $171,571 of costs associated with the Company's reverse merger of its wholly-owned subsidiary, SBK Franchise Systems, Inc. in January 2001.

         Minority interest in the loss of the Company's Sobik's International Franchising, Inc. subsidiary was $134,835 for the nine months ended June 30, 2001 which represented a 22.93% minority interest.

Liquidity and Capital Resources

         Net cash used by operating activities was $248,393 for the nine months ended June 30, 2001 compared to $357,114 used by operations for the same period in 2000. The decrease of $108,721 is primarily the result of several factors. First, the Company recorded $756,442 in one-time charges of prepaid consulting during the nine months ended June 30, 2001. There were no one-time charges of prepaid consulting during the three months ended June 30, 2000, and secondly, the Company has recorded a permanent impairment of its investment securities of $471,114 during the three months ended June 30, 2001 compared to zero for the same period last year. The company also incurred costs and legal fees for the defense and settlement of all litigation matters this year.

         Net cash provided by investing activities was $320,567 for the nine months ended June 30, 2001 resulting from proceeds received from the sale of the Company's corporately-owned restaurants of $264,264 and from the collection of notes receivable of $141,660. Net cash provided by investing activities was $2,670,061 for the nine months ended June 30, 2000 primarily due from the Company receiving $2,685,688 in connection with the sale of its Mountain Mike's Pizza franchise division, which was completed on April 28, 2000.

         Net cash used in financing activities was $112,642 for the nine months ended June 30, 2001 compared to net cash used of $1,089,018, for the same period in 2000, an decrease of $976,376. In December 2000, the Company issued $575,000 in convertible debt, using $500,000 of the proceeds along with the issuance of 19,750,000 shares of its common stock to retire all of the outstanding redeemable Series F preferred stock with a carrying value of $2,468,750. The balance of the $75,000 proceeds from the convertible debt was used to pay financing costs. The Company also made principal payments on long-term debt of $431,532 for the nine months ended June 30, 2001 compared to $933,093 for the same period in 2000. The Company has also received $818,890 in new borrowings of long-term debt for the nine months ended June 30, 2001. There were no additions of long-term debt for the nine months ended June 30, 2000. During the nine months ended June 30, 2001, the Company used a portion of proceeds received from the sale of its Central Park corporately-owned restaurants to retire $188,697 in principal on its long-term debt. There were no preferred stock dividends paid for the nine months ended June 30, 2001 compared to $155,925 paid for the comparable period in 2000 as the Company has retired all its preferred stock except for the Series C preferred stock.

         Working capital deficit at June 30, 2001 was $1,921,785 compared with a deficit of $1,490,301 at September 30, 2000, an increase in deficit of $431,484 or 29.0%. This increase was primarily due to the Company's decision to record a one-time charge to prepaid consulting of $756,442 during the three months ended June 30, 2001.

         The Company believes that cash flows from operations will continue to fund its operations as well as generate the capital necessary to meet its obligations, including $871,867 of its current portion of long term debt. The Company may seek other sources of financing, restructure and/or pay off all its current obligations in 2001. There is no assurance that additional funding will be available, or if available, can be obtained on terms favorable to the Company. Failure to obtain such funding could adversely affect the Company's financial condition.

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000.

Results of Operations

         The Company had a net loss of $1,519,376 for the three months ended June 30, 2001 compared to a net loss of $672,764 for the same period in 2000. The increase of $846,612 in net loss is primarily the result of significant non-cash charges including a permanent impairment of the Company's investment securities totaling $471,114, and $77,868 for a write-down on the carrying value of certain notes receivable. In addition, the current operating loss of $998,587 reflects two non-cash operating charges totaling $965,564, which were comprised of $209,122 for depreciation and amortization, and $756,442 for the one-time charge to prepaid consulting.

         The revenue of the Company increased $315,886 or 38.5% to $1,135,735 for the three months ended June 30, 2001 from $819,849 for the same period in 2000. The increase in the current year is primarily due to $238,807 in retail sales through the corporately-owned restaurants as there were no corporately-owned restaurants in the same period of the prior year. Continuing franchising royalty revenues increased $65,368 or 15.7 % to $482,866 for the three months ended June 30, 2001 compared to $417,498 for the same period in 2000. This increase is the result of the Company's ability to sell its three remaining company-owned stores, and convert these locations into franchise operations, and secondly, the Company sold its Mountain Mikes Pizza franchise concept on April 28, 2000. As a result there are no comparable royalties reported for May and June 2000 compared to Central Park royalty revenue of $156,226 for May and June 2001. Revenues from bakery sales increased $33,073 or 14.8% to $256,893 for the three months ended June 30, 2001 compared to $223,820 for the comparable period in 2000.

         Total expenses increased $711,499 or 50.0% to $2,134,322 for the three months ended June 30, 2001 compared to $1,422,823 for the same period in 2000. The increase is primarily due to cost of sales and operating costs of $267,686 relating to the Company's corporately-owned restaurants as there were no corporately-owned stores in the same period of the prior year, and $756,442 to record one-time charges of prepaid consulting. General and administrative expenses increased $72,925 or 25.4% to $359,999 for the three months ended June 30, 2001 compared to $287,074 for the same period in 2000 due to severance pay and administrative costs associated with the restructuring of Central Park. The sale of the final three company owned stores allowed management to reduce the administrative staff by two people. These final staffing reductions were made in June 2001, and severance costs of $21,034 have been accrued at June 30, 2001. Included in consulting and investor relations expenses of $836,005 for the three months ended June 30, 2001 are $756,442 of costs associated with the Company's decision to incur a one-time charge to prepaid consulting.

         Minority interest in the loss of the Company's Sobik's International Franchising, Inc. subsidiary was $82,637 for the three months ended June 30, 2001 which represented a 22.93% minority interest.

Liquidity and Capital Resources

         Net cash used by operating activities was $73,245 for the three months ended June 30, 2001 resulting from a $221,891 reduction of accounts receivable, and $756,442 write down of prepaid consulting. Net cash used by operations for the three months ended June 30, 2000 was $497,635 resulting primarily from the amortization of prepaid consulting fees.

         Net cash provided by investing activities was $21,439 for the three months ended June 30, 2001 resulting from the sale of the Company's corporately-owned restaurants of $77,868, and the collections on notes receivable of $25,186. Net cash provided by investing activities was $2,200,219 for the three months ended June 30, 2000 with $2,685,688 received from the sale of the Company's Mountain Mike's Pizza franchise division which was completed on April 28, 2000.

         Net cash provided by financing activities was $1,055 for the three months ended June 30, 2001 compared to net cash used of $692,809 for the same period in 2000, an increase of $693,864. The Company made principal payments on long-term debt of $192,835 for the three months ended June 30, 2001 compared to $643,434 for the same period in 2000. During the three months ended June 30, 2001, the Company received an additional $193,890 in borrowings on long-term debt. There were no borrowings on long-term debt during the three months ended June 30, 2000. There were no preferred stock dividends paid for the three months ended June 30, 2001 compared to $49,375 paid for the comparable period in 2000 as the Company has retired all its preferred stock except for the Series C preferred stock.

                            PART II-OTHER INFORMATION

Item 1.  Legal Proceedings.

         The Company may be involved in various other lawsuits and litigation, from time to time, as a result of its day to day operations. Management does not believe that any of these other threatened or pending lawsuits or litigation will have an adverse effect on the Company's financial position or results of operations.

Item 2.  Changes in Securities and Use of Proceeds.

         The following table sets forth information with respect to the sale or issuance of unregistered securities by the Company during the fiscal quarter being reported on.

                                                                                                   Exempt From
                                                                                                     1933 Act
 Shares    Type of   Value of                                                                    Registration In
 Issued    Security  Consideration   Date Issued    To Whom Issued       Business Purpose          Reliance of:
 ------    --------  -------------   ------------  ------------------   --------------------       ------------
 1,686,909  Common     $   25,000   Apr 18, 2001      Fred Lenz            Conversion of Debt        Section 4(2)
 1,686,910  Common     $   25,000   Apr 18, 2001      Agricola Coco        Conversion of Debt        Section 4(2)
 1,712,329  Common     $   25,000   Apr 23, 2001      Gary Pereira         Conversion of Debt        Section 4(2)
 1,686,910  Common     $   25,000   May 04, 2001      Gotris S.A.          Conversion of Debt        Section 4(2)
 2,136,752  Common     $   25,000   May 10, 2001      Olympus Capital      Conversion of Debt        Section 4(2)
 3,472,222  Common     $   25,000   Jun 07, 2001      Agricola Coco        Conversion of Debt        Section 4(2)
 3,472,222  Common     $   25,000   Jun 07, 2001      Short Capital        Conversion of Debt        Section 4(2)
 2,941,176  Common     $   25,000   Jun 21, 2001      Agricola Coco        Conversion of Debt        Section 4(2)
 2,941,176  Common     $   25,000   Jun 21, 2001      Olympus Capital      Conversion of Debt        Section 4(2)


Item 3.  Defaults Upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

On July 10, 2001 the Company held a meeting of the shareholders. At that time the shareholders of the Company approved a ten to one reverse stock split. 43,829,201 voting shares (which constitutes a quorum) voted in favor of this motion, and the motion was passed. This stock split will be effective for all shareholders of record as of August 17, 2001. As a result, the Company's stock symbol will be changed from UFSI to UFSY.


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

In October 2000, the Company formed a wholly-owned subsidiary, Bakery Acquisition Corporation ("Bakery"). It is the Company's intention to merge Pastry Products Producers, LLC into Bakery.

In December 2000, the Company issued a Convertible Debenture for $575,000 which calls for monthly interest payments at 12% interest and is due in January 2002. The Convertible Debenture may be converted in whole or in part to common stock of the Company at a conversion price equal to 65% of the three-day average closing price prior to the date of conversion. Since the Convertible Debenture is convertible into the Company's common stock at a discount, the Company has recorded a debt discount of $309,615 for the nine months ended June 30, 2001. In anticipation of the conversion of the Convertible Debenture, the Company has placed in escrow 10,000,000 shares of its common stock.

As of June 30, 2001, holders of $225,000 of Convertible Debentures converted their principal into 21,736,606 shares of the Company's common stock. These shares were from newly issued shares and not from the aforementioned 10,000,000 shares of common stock held in escrow.

In December 2000, the Company increased its authorized shares of common stock from 50,000,000 shares to 100,000,000 shares.

In February 2001, the Company completed a reverse merger whereby 100% of the outstanding common stock of its wholly-owned subsidiary, SBK Franchise Systems, Inc., the franchisor of the Sobik's Sub chain, was acquired by Krypton Distribution Corp. ("Krypton"), a Florida corporation, in exchange for 17,445,664 shares of Krypton common stock, which constituted approximately 85% of the issued and outstanding common stock of Krypton at the date of closing. Upon closing, the board of directors of the former SBK Franchise Systems, Inc. assumed control of Krypton and changed the company's name to Sobik's International Franchising, Inc ("SBIK"). Also in February 2001, SBIK entered into a consulting agreement with Stockbroker Relations of Colorado, Inc. ("SRCI") for investor relation services. The consideration for this agreement consisted of 3,500,000 shares of SBIK common stock (of which 2,200,000 shares was immediately issued and 1,300,000 shares are to be issued in July 2001) and four separate warrants to purchase 500,000 shares each of SBIK common stock with exercise prices ranging from 70% to 160% of SBIK's stock price of $0.70 on the date of the grant of the warrants. All warrants expire in January 2004.

In January 2001, the Company settled a note receivable with a face amount of $200,000 and a discounted value of $177,022 for $89,400. The Company received $69,400 of the settled amount and has a remaining balance of $20,000 on this note receivable. The Company recorded a write down in notes receivable of $377,073 for the nine months ended June 30, 2001. In addition, In March 2001, the Company received $50,000 under a note payable to Franchise Acquisition Company I, LLC, a California limited liability company ("FAC") which accrues interest at 10%. In connection with this note agreement, the Company also granted FAC an option to acquire the Company's interest in a note receivable with a face value of $800,000 and a discounted value of $411,566 at March 31, 2001 for $265,000 payable by FAC on March 31, 2004. The discounted value of the $265,000 payable by FAC is $199,983. As a result, the Company recorded a write-down on the $411,566 note receivable in the amount of $211,583 for the six months and three months ended March 31, 2001.

In June 2001, the Company received $100,000 under a note payable to Mahar Limited Partnership which accrues interest at 15% and is to be repaid no later than July 15, 2006. With the proceeds of this note, the Company paid the $50,000 due on the note to Franchise Acquisition Company I, LLC. The remaining $50,000 was used to fund operations, and pay severance costs associated with the restructuring of Central Park.

On July 1, 2001, the Company received the resignation of S. Elliott Davenport from the Company's Board of Directors. A unanimous consent action of the Board of Directors of the Company was executed on July 26, 2001. Mr. Davenport chose to resign from the Company to pursue other interests. There were no outstanding issues between the Company and Mr. Davenport, and the Company expects to work with Mr. Davenport on future business ventures.

In July 2001, the Company completed the purchase of a 30% interest in Gator's Dockside International Franchise. As part of this agreement, the Company will assist in developing the franchise operations of Gator's Dockside. Gator's Dockside is an entertainment eatery and bar that caters to the sports enthusiast. This concept presently has 12 locations in the Central Florida region.

On July 20, 2001 the Sobik's International Franchising, Inc. entered into a Stock Purchase Agreement with Weight Loss Forever International, Inc. The agreement will allow Sobik's International Franchising, Inc. to acquire all of the outstanding shares of Common Stock of Weight Loss Forever International, Inc. by issuing 1.8 million shares of Sobik's International Franchising, Inc. Common Stock. Weight Loss Forever International, Inc. is a 22-unit Franchise System serving customers through a unique line of supplements, food products, and clinical support. Weight Loss Forever International, Inc. is headquartered in Virginia Beach, Virginia.

The Company owns 1,000,000 shares of common stock in E-REX, Inc, as well as 28,572 shares of common stock in Gourmet Group, Inc. The market value of these securities has continued to decline during the current year, with recovery unlikely. As a result, the Company has recorded a permanent impairment of $471,114 on these investment securities during the three months ended June 30, 2001.

During the year, the Company had used the services of several consulting organizations to assist management with stockholder relations. Consideration for these services was granted in advance, and the company has amortized these costs monthly as the services were performed. During the three months ended June 30, 2001 the Company determined that no future benefit could be derived from these services. As a result, the Company has taken a one-time charge to earnings for $756,442 during the three months ended June 30, 2001.

Item 6.  Exhibits and Reports on Form 8-K.

         None

                                   SIGNATURES

In accordance with all the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Ultimate Franchise Systems, Inc.
 --------------------------------
     (Registrant)

                                  President & Duly
08/20/01  Christopher M. Swartz   Authorized Officer   /s/ Christopher M. Swartz
--------  ---------------------   ------------------   -------------------------
 Date           Print Name             Title                  Signature

                                   Chief Financial
                                   Officer & Chief
 08/20/01  Michael E. Cronin       Operating Officer    /s/ Michael E. Cronin
 --------  ---------------------   -------------------  ------------------------
 Date        Print Name                Title                  Signature