Form 10KSB
period 2001-09-30
ULTIMATE FRANCHISE SYSTEMS INC
filed 2002-01-14
CIK 1018725

U.S Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

               [ ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

      [X] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                      For the year ended September 30, 2001

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


         300 International Pkwy., Suite 100, Heathrow, Florida, 32746
         --------------------------------------------------------------
                    (Address of principal executive offices)

                                 (407) 682-6363
                                 --------------
                 (Issuer's telephone number including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                           Common Stock, No Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

The  Registrant's  revenue  for  the  fiscal  year  ended  September  30,  2001:
$4,863,598.

The aggregate market value of the voting and non-voting common equity held by non-affiliates (computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity) as of January 3, 2002 was $1,043,500 (for purposes of the foregoing calculation only, each of the registrant's officers and directors is deemed to be an affiliate).

There were 8,695,830 shares of the registrant's common stock outstanding as of January 3, 2002.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                                None

          Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                     PART I

Item 1. Description of Business.

Form and Year of Organization

In May, 1996 we concluded a reverse acquisition wherein all of our capital stock was acquired by Circa Media, Inc., a Colorado corporation, incorporated on July 19, 1995 and formerly engaged in reproducing archival, public domain art and photographs in digital form. Pursuant to an agreement and Plan of Reorganization between JRECK Subs, Inc. and Circa Media, Inc., Circa Media, Inc. changed its name to JRECK Subs Group, Inc. On May 7, 1996 and the former shareholders of JRECK Subs, Inc. received 5,000,000 common shares of the Company in the transaction or 56% of the outstanding shares. In addition the former Series A Preferred shareholders of JRECK Subs, Inc. received 700,000 shares of the Company's Series A Preferred stock. The former business of Circa Media, Inc. was discontinued.

In June 2000, we changed our name from Jreck Subs Group, Inc. to Ultimate Franchise Systems, Inc. and changed our ticker symbol from JSUB to UFSI. In August 2001 we completed a 1 for 10 reverse stock split, and changed our ticker symbol to UFSY.

In February 2001, we completed a reverse merger whereby 100% of the outstanding common stock of our wholly-owned subsidiary, SBK Franchise Systems, Inc., the franchisor of the Sobik's Sub chain, was acquired by Krypton Distribution Corp. Upon completion of the merger, SBK Franchise Systems, Inc. changed its name to Sobik's International Franchising, Inc. (see item 11).

We have primarily grown through acquisitions and now consist of Ultimate Franchise Systems, Inc. (UFSY) and our subsidiaries as follows:

------------------------------------------------------------------------------------------
                                            State of
Corporation Name                         Incorporation      Predominant Restaurant Concept
----------------                         -------------      ------------------------------
JRECK  Subs, Inc.                           New York       "JRECK Subs","Lox, Stox & Bagel"
Central Park of America, Inc.               Delaware       "Central Park"
Sobik's International Franchising, Inc.      Florida       "Sobik's"
Li'l Dino Corporation                    North Carolina    "Li'l Dino"
Pastry Product Producers, LLC                New York       Bakery Operations
-------------------------------------------------------------------------------------------

Recent Acquisition and Dispositions

In July 2001, Sobik's International Franchising, Inc. ("Sobik's") completed a merger whereby Sobik's acquired 100% of the outstanding common stock of Weight Loss Forever, Inc., ("WLF") a Virginia corporation, in exchange for 1,854,200 shares of Sobik's common stock. On September 30, 2001, Sobik's sold 100% of its interest in Weight Loss Forever, Inc. to youticket.com, Inc. ("YTIX") a Nevada corporation, in exchange for 26,004,716 shares of YTIX, which constituted approximately 80% of the issued and outstanding common stock of YTIX at the date of closing. Upon closing, Sobik's issued 15,878,311 shares of common stock of YTIX received in the transaction to the previous shareholders of WLF in exchange for the 1,854,200 shares of Sobik's these shareholders originally received in July 2001. Also, 7,129,039 shares of YTIX common stock received in the transaction have been distributed to individuals responsible for current fund raising efforts of YTIX. These shares are being held in escrow until consummation of the agreed upon consulting term. We ultimately retained 2,997,368 shares of YTIX at the completion of the transaction, which represents 9% of the total outstanding shares of YTIX at September 30, 2001. These holdings are reflected on our balance sheet at cost.

General Description of Business

We are a multiple concept franchisor of submarine sandwich restaurants and drive-through hamburger restaurants. Through our concepts, we offer a menu of high quality, fresh submarine sandwiches, hamburgers, chicken sandwiches, french fries, soups and hot and cold side order items, and a full line of bagel offerings at selected franchise locations.

Submarine Sandwich Menu and Stores

Through three of our subsidiaries, we offer a lunch and dinner menu of different submarine sandwiches, soups and hot and cold side orders as well as a line of bagels and additional breakfast items. Our submarine shop philosophy is to offer a wider selection of menu items and higher quality ingredients (such as rib eye steak) cooked on the premises. The food preparation area is open to customer view to engage customer interest and to showcase cleanliness and freshness. The food preparation process is designed to deliver a completed food order within 60 seconds. Sandwich menu prices range from $2.50-$5.95. In addition, we offer a selection of soft drinks, deep fried mushrooms, cheese sticks and french fries as well as dessert items such as cookies.

As of September 30, 2001 there was an aggregate of 86 franchised locations under various submarine sandwich concepts as follows:

               Concept:              Number of Units        Geographic Area
               --------              ---------------        ---------------
   "JRECK Subs","Lox, Stox & Bagel"        37              Upstate New York
   "Sobik's"                               26               Central Florida
   "Li'l Dino"                             23           Central North Carolina

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

Hamburger Menu and Stores

Central Park provides its products under a fast service, double drive-through restaurant format. Central Park offers hamburgers, french fries, chicken sandwiches, hot dogs and soft drinks. Some Central Park locations also offer a limited breakfast menu consisting of breakfast sandwiches, hash browns and pastries.

The Central Park locations are designed for drive-through, several with walk-up order service. Some restaurants provide limited outside seating. The approximate size of the real property for the unit is 10,000 to 40,000 square feet to accommodate parking and drive-through lanes. Restaurants generally range in size from 500 to 600 square feet.

As of September 30, 2001 there were 55 locations under the hamburger concept as follows:

         Concept:          Number of Units        Geographic Area
         --------          ---------------        ---------------
      "Central Park"              55             Southeast United States, & Utah

Franchise Programs

Through the terms of our "Franchise Agreement" we authorize individuals and/or companies to form or establish and operate concept restaurants at approved locations. Under the agreement, we are obligated to provide certain services both for the opening of, and the ongoing support of, each restaurant. Those services generally include:

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

    -perform ongoing consistency and quality inspections of restaurants in order to maintain uniform acceptable standards

As of September 30, 2001 we had a combined 141 submarine sandwich and hamburger restaurants. Also, we continue to have financial interests in our former subsidiaries Mountain Mike's Pizza and Seawest Subs franchise concepts which have approximately 80 restaurants and 30 restaurants, respectively.

We obtain prospective franchisees primarily from the ranks of our current and former franchisees and employees, referrals from existing franchisees and from selected marketing efforts such as restaurant trade shows. We intend to develop new franchise locations primarily through existing franchisees. The primary selective criteria considered in the review and approval of new franchisees is prior experience in operating restaurants or comparable business acumen and the existence of sufficient capital resources to reasonably insure success.

We believe we have a national presence which we intend to strengthen by developing each of our regional concepts.

From time to time we will take over the operations of a store from a franchisee before the contract term has expired. We may operate such stores until a suitable franchisee can be found, at which time all or part of our investment in such operations may be recovered, or we may choose to close the location.

Initial franchise fees are considered to be within industry norms and currently range from $10,000-$12,500 for new locations in the sandwich segment and are $20,000 in the hamburger segment. Initial franchise fees are due upon the execution of the Franchise Agreement. Ongoing royalties are also considered to be within industry norms ranging from 4%-7% of sales. In addition to ongoing royalties, all franchisees are required to contribute 2%-4% of sales to a concept-based pooled marketing fund. We collect weekly and monthly sales and other operating information from each franchisee. We have agreements with most franchisees permitting us to electronically debit the franchisees' bank accounts for the payment of royalties, marketing fund contributions, and other amounts owed to us under the franchise agreement. This system significantly reduces the resources needed to process receivables, improves cash flow and helps to limit past due accounts related to these items. Franchisees generally are required to purchase and install an approved point of sale system that, among other things, allows us to poll sales information daily. The following table sets forth and summarizes certain information about our concepts and current franchise agreements:

----------------------------------------------------------------------------------------------------------------------------
                                         No. of                     Avg. Royalty    Royalty
                                       Franchised                     Rate on       Rate on                     Currently
                                        Units at      Avg. Yrs.       Existing      Current      Price of         Selling
                                        Sept 30,      Remaining      Franchise     Franchise        New             New
               Concept                    2001       On Contract     Agreements    Agreement     Franchise      Franchises
----------------------------------------------------------------------------------------------------------------------------
"JRECK Subs","Lox, Stox & Bagel"           37            5.5            4.3%          6.0%       $ 10,000           Yes
"Sobik's"                                  26            7.0            4.6%          5.0%         12,500           Yes
"Li'l Dino"                                23           14.0            5.9%          7.0%         12,500           Yes
"Central Park"                             55            6.0            4.0%          5.0%         20,000           Yes
----------------------------------------------------------------------------------------------------------------------------

In connection with our mandatory monitoring program, all franchisees are required to adhere to our specifications and standards on the selection and purchase of products used in the operation of the restaurant. We provide a detailed "product profile" of acceptable food, paper and supply items for each concept. Franchisees requesting to use products not falling under the concept "product profile" must first receive permission from us.

Area Development Agreements

We offer to Area Developers a "Territory" within which to sell franchised restaurants pursuant to the terms of an Area Development Agreement. Territories are generally based on defined geographic areas and generally require the Area Developer to increase the number of restaurants within that territory and to provide continuing operational support.

As of September 30, 2001, we had four agreements with area developers under the Li'l Dino's concept covering areas of North Carolina.

Each Area Developer pays us a negotiated fee for the non-exclusive right to sell and open franchises in its defined geographic territory and also requires the Area Developer to be responsible for marketing, soliciting and screening prospective franchisees as well as identifying possible site selections, providing on-site opening assistance and providing ongoing operational support. The agreements also require the Area Developer to open a minimum number of new franchised restaurants each year or forfeit future rights to the territory. In some situations, we require the Area Developer to own and operate at least one franchised restaurant in their territory.

The Area Development Agreement does not grant the Area Developer the exclusive right to market or solicit franchisees in the territory. We reserve the right, under the agreements, to market and sell franchises and/or establish company owned restaurants in any territory.

We pay the area developer 50% of the initial franchise fee for any franchises it sells in its respective territory. The Area Developers are also entitled to an ongoing fee of 40% to 50% of continuing franchise royalties as consideration for providing ongoing support. Ongoing support includes many of the tasks required to be performed by the franchisor and are described above. We believe the shared ongoing revenue approach rewards the area developer for selecting higher quality franchisees and higher quality locations while discouraging the area developer from selecting sites that may have an adverse effect on current locations.

The Area Development Agreements set increasing "Minimum Performance Levels" that require the area developer to sell and open a specified number of franchised restaurants each year. Our experience with the area development program indicates that while some area developers will exceed their development schedules, others will fail. Delays in the sale and opening of restaurants can occur for many reasons. The most common reasons are delays in locating desirable sites, in negotiating acceptable site lease terms or in obtaining project financing.

Suppliers

Each franchisee is obligated to purchase raw materials, both food and non-food, from authorized and designated distributors who may only sell authorized and approved raw materials purchased from approved manufacturers and suppliers. We negotiate relationships with manufacturers and suppliers on a national level for all products except produce, whether or not they bear our logos. We negotiate and enter into recognition agreements authorizing approved distributors to deliver raw products to our franchisee outlets from approved manufacturers and suppliers. All products purchased by franchisees on a local level must meet our quality standards. Franchisees may request approval of additional manufacturers, suppliers or distributors subject to our approval. We base our approval upon a number of conditions including price, quality, ability to service the system on a national basis and such other reasonable standards as we may promulgate from time to time. Currently, there are no other manufacturers, suppliers or distributors approved by us other than those that we have designated.

We believe that if such regional and national distributors could no longer provide such goods and services, adequate alternate suppliers or distributors are available to provide such goods and services without a significant increase in costs.

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

Government Regulation

Our principal activity of selling restaurant franchises is regulated by the Federal Trade Commission (the "FTC") and various states. Such regulations govern disclosure, performance and procedure in the sale and transfer of new and existing franchises. In general the FTC's regulations require us to timely furnish a franchise offering circular to prospective franchisees containing prescribed information. Certain state laws also require registration of the franchise offering circular with applicable state authorities. Other states monitor or regulate the franchise relationship, particularly the sale, renewal and termination of an agreement.

In October 1999, the FTC issued proposed changes to the FTC Rule that would effect certain disclosure obligations in connection with franchise sales. These proposed changes are still subject to public comment, and even if adopted as proposed, we do not think the changes would materially effect our franchise sales or other operations. We are not aware of any other probable pending franchise legislation that in our view is likely to affect our operations significantly. We believe that our operations comply in all material respects with the FTC Rule and the applicable state franchise laws.

We are also subject to "Federal Fair Labor Standards Act", which governs minimum wages, overtime, working conditions and other matters as well as the "Americans With Disabilities Act".

From time to time we will operate company owned stores. While operating the stores, we are subject to a variety of federal, state and local laws regarding minimum wage standards, sanitation, health, fire, alcoholic beverage and safety codes.

While we believe we are in compliance with all applicable federal, state and local laws and regulations, there can be no assurance that we will continue to meet the requirements of such laws and regulations. Such a default could result in a withdrawal of approval to market franchises in one or more jurisdictions. Any such loss of approval may have a material adverse effect upon our ability to successfully market our franchises. Violations of federal and state franchising laws and/or regulations regulating substantive aspects of our business activity could subject us and our affiliates to rescission offers, monetary damages, penalties or injunctive proceedings. In addition, under court decisions in certain states, absolute and vicarious liability may be imposed upon franchisors based upon the facts and circumstances of the claim. Current expected changes in federal and individual state laws and regulations concerning the sale, termination and non-renewal of franchises are not expected to have a material impact on our operation. There can be no assurance that existing or future franchise regulations will not have an adverse effect on our ability to maintain and expand our franchise program.

Competition

We compete in the fast food sandwich and hamburger segments of the restaurant industry. As a franchisor of fast food sandwich and double drive-through hamburger restaurants, we compete on two fronts. First we must attract successful franchisees; and, second, we must assist our franchisees in attracting customers in each of those two niches of the restaurant industry. We compete with an increasing number of national chains of quick service outlets, several of which have dominant market positions, and possess substantially greater financial resources and longer operating histories than us.

The segments of the restaurant industry that we compete in are highly competitive with respect to price, service, outlet location, and food quality and are often affected by changes in consumer taste, local and national economic conditions, population trends and local traffic patterns.

The three most prolific submarine sandwich chains we compete with are Subway, Blimpie and Quiznos. Subway currently has approximately 14,000 units while Blimpie and Quiznos each have about 2,000 and 1,500 units respectively. Both Subway and Blimpie offer a low cost product in a fast food style environment while Quiznos is positioned between the traditional fast food style of Subway and Blimpie and full service dining. Through its regional concepts, the Company offers a comfortable, fast food style, family atmosphere in which to dine on higher quality food products.

Competitiors of our Central Park hamburger chain include Checkers Drive-In Restaurants and Back Yard Burgers. Checkers currently has approximately 440 units while Back Yard Burgers has about 90 units. Both Checkers and Back Yard Burgers offer a drive-through format, with a low cost product in a fast food style environment.

A number of companies have adopted "value pricing" strategies in response to flattening growth rates and/or declines in average sale per restaurant. Such strategies could draw customers away from companies that do not engage in "value pricing", or discount pricing, and could also negatively impact the operating margins by attempting to match competition pricing points.

In addition to competing with these chains as restaurants, we also compete with these and other fast food chains for qualified franchisees. Many franchisors, including but not limited to, those in the restaurant industry, have greater market recognition and financial resources than us. We believe our well established regional concepts offer prospective franchisees the balance of a moderately priced alternative with which to enter the fast food restaurant industry and the pride of ownership in a well established and recognized name.

Trademarks

We currently own the following trademarks or service marks, each of which is registered and listed on the Principal Register of the United States Patent and Trademark Office:

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

Employees

As of September 30, 2001 we had approximately 37 employees consisting of 17 administrative employees, and 20 employees at the Watertown bakery of PPPI.

Item 2. Description of Property

We own our bakery plant in Watertown, NY. The land and building that comprise that facility include 2,064 square feet of office space and 8,561 square feet of bakery facilities. The remainder of our office space is leased at terms varying from month to month or monthly expiring on various dates up to September 2006.

A summary of all real estate locations owned or leased by us at September 31, 2001 are as follows:

                                                                         If Owned:   If Owned:  If Leased:  If Leased:
                                                       Owned              Current     Current      Base       Lease
                                                         or     Square   Book Value  Mortgage     Monthly   Expiration
Address of Property                           Type     Leased   Footage               Balance      Rent        Date
========================================================================================================================
24685 NYS Rte 37                             Office    Owned       2,064 $ 371,771   $ 80,943
Watertown, NY 13601                          Bakery                8,561

300 International Pkwy. Suite 100            Office    Leased      2,833                           4,663     02/11/06
Heathrow, FL 32746

5601 Roanne Way Suite 100                    Office    Leased        864                             825     06/30/02
Greensboro, NC 27409

537 Market Street, Suite 301                 Office    Leased      1,748                           2,331     05/31/04
Chattanooga, TN  37402

7205 Waters Ave.                             Land      Leased       N/A                            2,650     09/09/06
Savanah, GA 31406

6204 Lee Highway                             Land      Leased       N/A                            1,500     Assigned 06/10/01
Chattanooga, TN

1376 Highland Avenue                         Land      Leased       N/A                            1,614     Assigned 06/12/01
Selma, AL

West Broadway Street                         Land      Leased       N/A                              750     Assigned 01/13/01
West Memphis, AR

4019 Jackson Ave.                            Land      Leased       N/A                              775     Assigned 05/23/01
Memphis, TN

Pio Nono Avenue                              Land      Leased       N/A                            2,068     09/31/01
Macon, GA

Taylor Street                                Land      Leased       N/A                            1,750     Assigned 10/19/00
Griffin, GA

Macon Rd.                                    Land      Leased       N/A                            3,802     Assigned 11/17/00

3717 Mercer Blvd.                            Land      Leased       N/A                            1,650     Assigned 11/03/00
Macon, GA
                                                                  ------ ---------   --------   --------
           TOTALS                                                 16,070 $ 371,771   $ 80,943   $ 24,378
                                                                  ====== =========   ========   ========

We believe we have obtained, and currently carry, adequate liability insurance on all the properties we own or lease.

Item 3. Legal Proceedings

On August 2, 1999, the shareholders of Li'l Dino Management Corporation filed a complaint against us and two of our officers in the United States District Court for the Middle District of North Carolina, Greensboro Division. We were served with this complaint on August 5, 1999. The allegations in the complaint relate to our acquisition of substantially all the assets of Li'l Dino Management Corporation.

In February 2001, we entered into a confidential settlement and release agreement in this matter. All the terms of the settlement are being complied with. The entire amount of this settlement which is appropriately reflected in the accompanying financial statements, did not have a material adverse effect on our operations.

We are involved in various other lawsuits and litigation matters on an ongoing basis as a result of our day-to-day operations. However, we do not believe that any of these legal matters will have a material adverse effect on our financial position or results of operations.


Item 4. Submission of Matters to a Vote of Security Holders

We held our annual shareholder meeting on July 10, 2001 in Orlando, Florida. Two matters were submitted to a vote of the common shareholders of record on June 20, 2001. The first matter was for approval of a 1 for 10 reverse stock split of our common stock. 43,829,201 votes (which represents a quorum) were cast in favor of this resolution, and the motion was carried. On August 17, 2001, we completed the 1 for 10 reverse stock split of our common stock reducing the total outstanding shares from 81,259,142 to 8,125,914.

The second matter for vote was the change in our corporate domicile from the State of Colorado to the State of Nevada. A majority of the shares represented and voting at the meeting voted in favor of the resolution, and the motion was carried. As of September 30, 2001, we have not taken action to change the Corporate domicile from Colorado to Nevada.

                                     PART II

Item 5. Market for Common Equity

Our Common Stock is listed on the OTC Bulletin Board under the symbol "UFSY". The prices reported below reflect inter-dealer prices and are without adjustments for retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

                                                      High Bid     Low Bid
                                                      --------     -------
Fiscal Year Ended September 30, 2000  First Quarter    $ .27        $ .09
                                     Second Quarter      .44          .09
                                      Third Quarter      .41          .20
                                     Fourth Quarter      .34          .14

Fiscal Year Ended September 30, 2001  First Quarter    $ .08        $ .06
                                     Second Quarter      .03          .02
                                      Third Quarter      .01          .01
                                     Fourth Quarter      .08          .08

As noted in item 4, we effected a 1 for 10 reverse stock split in the fourth quarter of 2001. The stock prices listed above are based on the pre-stock split number of outstanding shares. The listed stock prices for the fourth quarter 2001 reflect the post-stock split number of shares.

Stockholders:

As of January 3, 2002 there were approximately 8,300 holders of record of our common stock.

Dividends:

We have never paid any dividends on our Common Stock and do not expect to pay any dividends on our common stock in the foreseeable future. Management currently intends to retain all available funds for working capital and the development of its business. Dividends, if declared, must be from funds legally available after dividends are first paid to any senior series of equity securities such as our Preferred Stock. Currently no surplus exists.

Recent Sale of Unregistered Securities

On January 5, 1998 we concluded our Preferred "D" stock offering. We raised $2,500,000 through the offering. Eighteen investors purchased 2,500 shares for $1,000 each. The holders of the Series "D" Preferred Stock have no voting rights and are entitled to cumulative dividends of $80 per share, per year, payable in cash or common stock. Holders of the Series "D" may convert a portion or all of their holdings into common stock based upon a conversion rate formula of 65% of the average five day closing bid price five trading days before conversion. The conversion rate was further adjusted by two five percent penalty increments for our failure to file and make effective a Form SB-2 within certain time parameters. As of June 10, 1999 we had issued 5,303,574 common shares as conversion shares under this agreement.

On June 10, 1999, the holders of the Preferred "D" converted their entire holdings to the Company's newly created Preferred "F" series. The Series D was canceled and 197.5 shares of the Series F were issued in its place. The holders of Series F are each entitled to receive an annual dividend of $1,000. The dividend is payable quarterly beginning August 1, 1999. The holders may require us to repurchase the outstanding shares at a 25% premium over the face value of $10,000 no sooner than June 1, 2000 and no later than August 1, 2000. We may also redeem the shares at any time prior to February 1, 2000 at $12,500 per share. In the event of liquidation, dissolution, or winding up of the Corporation, whether voluntary or involuntary, the Series F holders are entitled to receive $13,000 per share. In November 2000, we issued a dividend to the holders of the Series F preferred stock. The dividend consisted of 32,918 shares of common stock with a value of $49,375 being issued to all shareholders on record. On December 28, 2000, we retired all 197.5 outstanding shares of the

Series F for $500,000 cash and the issuance of 1,975,000 shares of our common stock. The issuance of these shares increased the number of outstanding common shares by 61.9%.

In December 2000, we issued our Series G Convertible Debentures for $575,000 which calls for monthly interest payments at 12% interest and is due in January 2002. The Convertible Debenture may be converted in whole or in part to our common stock at a conversion price equal to 65% of the three-day average closing price prior to the date of conversion. In anticipation of the conversion of the Convertible Debenture, we have placed in escrow 1,000,000 shares of our common stock.

During the year ended September 30, 2001, holders of $225,000 of Convertible Debentures converted their principal into 2,173,661 shares of our common stock. All of these shares were from newly issued shares, no shares were issued from the 1,000,000 shares held in escrow.

In December 2000, we increased our authorized shares of common stock from 50,000,000 shares to 100,000,000 shares.

The following table sets forth information with respect to the sale or issuance of unregistered securities over the last three fiscal years, and includes the effect of the 1 for 10 reverse stock split in August 2001:

                                                                                                                    Exempt From
                                                                                                                      1933 Act
                                      Value or                                                                      Registration
  Shares    Type of                   Consider-   To Whom                                                               In
  Issued   Security         Date       ation      Issued                       Business Purpose                      Reliance of:
------------------------------------------------------------------------------------------------------------------------------------
    3,333   Common      Oct 1, 1998      29,166 Mitchell Day               Acquisition of "Food Court" Concept      Section 4(2)
    2,000   Common      Oct 31, 1998     10,000 JG Partners L.P.           Consulting Services                      Section 4(2)
   50,000   Common      Nov 6, 1998     250,000 QFS Shareholders           Acquisition of "Mtn Mike's" Restaurant   Section 4(2)
                                                                             Chain
   61,538   Common      Nov 25, 1998    150,000 Barry Seidman              Conversion of 150 Sh of Preferred "D"    Section 4(2)
    3,973   Common      Nov 25, 1998     25,652 Barry Seidman              Dividends on Preferred "D"               Section 4(2)
    5,000   Common      Dec 4, 1998      21,875 Interfoods of America      Inducement to Extend Loan Due Date       Section 4(2)
   30,000   Common      Dec 14, 1998     75,000 Sidney Wertheim etal       Acquisition of "Little King" Restaurant  Section 4(2)
                                                                              Chain
    7,500   Common      Dec 22, 1998         75 Mitchell Day               Exercise of Seawest Options              Section 4(2)
   49,198   Common      Jan 6, 1999     139,810 Preferred "D" Holders      Conversion of 80 shares of Preferred "D" Section 4(2)
   36,177   Common      Jan 25, 1999     52,546 Preferred "D" Holders      Conversion of 30 shares of Preferred "D" Section 4(2)
  134,646   Common      Feb 19, 1999    254,731 Preferred "D" Holders      Conversion of 145 shares of Preferred    Section 4(2)
                                                                              "D"
   30,715   Common      Feb 22, 1999     70,308 Preferred "D" Holders      Conversion of 40 shares of Preferred "D" Section 4(2)
   24,116   Common      Mar 5, 1999      44,007 Preferred "D" Holders      Conversion of 25 shares of Preferred "D" Section 4(2)
   24,814   Common      Apr 27, 1999     35,320 Preferred "D" Holders      Conversion of 20 shares of Preferred "D" Section 4(2)
  100,000   Common      May 28, 1999    250,000 Norstarr Services          Consulting Services                      Section 4(2)
  145,668   Common      May 10, 1999    194,868 Preferred "D" Holders      Conversion of 110 shares of Preferred    Section 4(2)
   50,000   Common      Apr 14, 1999    150,000 Three Investors            Cash Investment                          Section 4(2)
    9,615   Common      May 14, 1999     25,000 Phoenix Capital            Conversion of Debt                       Section 4(2)
    9,615   Common      May 14, 1999     25,000 C.A. Opportunidad          Conversion of Debt                       Section 4(2)
   13,000   Common      May 29, 1999     48,100 Gulf Atlantic Publishing   Consulting Services                      Section 4(2)
   76,923   Common      May 14, 1999    174,563 2 Investors                Sale of Stock for cash                   Section 4(2)
    3,750   Common      May 14, 1999          0 P. Truax, R. Longely       Exercise of Options                      Section 4(2)
    197.5 Preferred "F" Jun 10, 1999  2,468,500 19 Investors               Conversion of Preferred "D" to "F"       Section 4(2)
   70,019   Common      Jun 11, 1999    329,088 Interfoods                 Modification of Terms of SBK acquisition Section 4(2)
    2,000   Common      Jun 21, 1999      4,400 Barry Seidman              Penalty on Loan Default                  Section 4(2
    5,000   Common      Jun 24, 1999     12,500 Blaine Quick               Consulting Services                      Section 4(2)
   18,727   Common      Jun 11, 1999    335,206 Interfoods                 Conversion from redeemable to fully      Section 4(2)
                                                                             issued
    6,667   Common      Jun 28, 0999     20,000 Thornbury Associates       Consulting Services                      Section 4(2)
   10,000   Common      Aug 11, 1999     21,880 Preferred "A"  Holders     Preferred "A" conversion price           Section 4(2)
                                                                              adjustment
   75,000   Common      Aug 11, 1999    175,815 7 Individual Investors     Price adjustments on previously issued   Section 4(2)
                                                                              stock
   50,000   Common      Aug 11, 1999    109,400 Tri-Emp Enterprises        Loan Payment                             Section 4(2)
    2,500   Common      Sep 10, 1999      5,000 Robert Weiner              Consulting Services                      Section 4(2)
   19,513   Common      Sep 20, 1999     44,793 Preferred "D" Holders      Conversion of 25 shares of Preferred     Section 4(2)
                                                                              "D"
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                    Exempt From
                                                                                                                      1933 Act
                                      Value or                                                                      Registration
  Shares    Type of                   Consider-   To Whom                                                               In
  Issued   Security         Date       ation      Issued                       Business Purpose                      Reliance of:
------------------------------------------------------------------------------------------------------------------------------------
   38,000   Common      Oct 19, 1999     71,250 Compass Point Group        Consulting Services                      Section 4(2)
   50,000   Common      Jan 19, 2000    110,200 Stockbroker Relations      Consulting Services                      Section 4(2)
   23,500   Common      Jan 28, 2000     54,050 Compass Point Group        Consulting Services                      Section 4(2)
   30,000   Common      Mar 21, 2000    105,000 2 Individuals              Consulting Services                      Section 4(2)
   89,491   Common      Mar 31, 2000    223,728 Tri-Emp Enterprises        Conversion of Debt                       Section 4(2)
   84,883   Common      Mar 31, 2000    212,208 Monterrey Corp.            Conversion of Debt                       Section 4(2)
   26,000   Common      Apr 1,  2000     57,200 Stockbroker Relations      Consulting Services                      Section 4(2)
   15,000   Common      May 12, 2000     48,000 Olympus Capital            Consulting Services                      Section 4(2)
    4,000   Common      Jun 5,  2000     11,200 Dan Patterson              Consulting Services                      Section 4(2)
    4,000   Common      Jun 28, 2000      9,200 Compass Point Group        Consulting Services                      Section 4(2)
   43,500   Common      Jul 18, 2000    139,200 Various                    Acquisition of "Central Park"            Section 4(2)
                                                                              Restaurant Chain
  100,000   Common      Jul 27, 2000    260,000 E-Rex, Inc.                Sale of Stock for Investment Security    Section 4(2)
------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                    Exempt From
                                                                                                                      1933 Act
                                      Value or                                                                      Registration
  Shares    Type of                   Consider-   To Whom                                                               In
  Issued   Security         Date       ation      Issued                    Business Purpose                        Reliance of:
------------------------------------------------------------------------------------------------------------------------------------
   25,000   Common      Oct 30, 2000     31,250 Stockbroker                Consulting Services                      Section 4(2)
                                                  Relations
   52,000   Common      Oct 30, 2000     65,000 2 Individuals              Consulting Services                      Section 4(2)
   32,918   Common      Nov 20, 2000     49,375 19 Individuals             Payment on Series F                      Section 4(2)
                                                                           Preferred Dividends
   35,647   Common      Dec 20, 2000     28,518 L. Van Stillman            Legal Services                           Section 4(2)
   15,000   Common      Dec 29, 2000     10,500 L. Van Stillman            Legal Services                           Section 4(2)
   20,000   Common      Dec 29, 2000     14,000 Christopher Swartz         Officer Compensation                     Section 4(2)
   20,000   Common      Dec 29, 2000     14,000 Michael Cronin             Officer Compensation                     Section 4(2)
1,975,000   Common      Dec 29, 2000  1,968,750 19 Individuals             Conversion of Series F                   Section 4(2)
                                                                             Preferred Stock
   17,500   Common      Jan 31, 2001     40,250 Charterbridge              Consulting Services                      Section 4(2)
    2,500   Common      Feb 02, 2001      1,125 Robert Weiner              Consulting Services                      Section 4(2)
   20,000   Common      Feb 12, 2001      8,200 Arcadia Mutual             Consulting Services                      Section 4(2)
   33,638   Common      Feb 12, 2001     13,792 Passy Holding              Consulting Services                      Section 4(2)
    6,000   Common      Feb 15, 2001     13,800 Charterbridge              Consulting Services                      Section 4(2)
   10,000   Common      Mar 13, 2001      3,300 Olympus Capital            Consulting Services                      Section 4(2)
  100,000   Common      Apr 18, 2001     25,000 Richard Fellows            Consulting Services                      Section 4(2)
  233,333   Common      Apr 18, 2001     58,333 CLD Investor               Consulting Services                      Section 4(2)
                                                  Relations
  100,000   Common      Apr 18, 2001     25,000 LC Corporate               Consulting Services                      Section 4(2)
                                                  Services
   25,000   Common      Apr 18, 2001      6,250 Stockbroker                Consulting Services                      Section 4(2)
                                                  Presentations
  168,691   Common      Apr 18, 2001     25,000 Fred Lenz                  Conversion of Debt                       Section 4(2)
  168,691   Common      Apr 18, 2001     25,000 Agricola Coco              Conversion of Debt                       Section 4(2)
  171,233   Common      Apr 23, 2001     25,000 Gary Pereira               Conversion of Debt                       Section 4(2)
  168,691   Common      May 04, 2001     25,000 Gotris S.A.                Conversion of Debt                       Section 4(2)
  213,675   Common      May 10, 2001     25,000 Olympus Capital            Conversion of Debt                       Section 4(2)
  347,222   Common      Jun 07, 2001     25,000 Agricola Coco              Conversion of Debt                       Section 4(2)
  347,222   Common      Jun 07, 2001     25,000 Short Capital              Conversion of Debt                       Section 4(2)
  294,118   Common      Jun 21, 2001     25,000 Agricola Coco              Conversion of Debt                       Section 4(2)
  294,118   Common      Jun 21, 2001     25,000 Olympus Capital            Conversion of Debt                       Section 4(2)
  570,000   Common      Sep 28, 2001     45,600 21 Employees               Employee Bonus                           Section 4(2)

------------------------------------------------------------------------------------------------------------------------------------

Options and Warrants

In February 1999, we approved the 1998 Incentive Plan ("Incentive Plan") to enable us to offer employees and its consultants equity interests. There are 1,500,000 shares designated under the Incentive Plan and are fully vested upon grant. Since January, 1997 we have issued options and warrants to purchase our common stock outside of the Incentive Plan. The following table describes selected data with respect to unexercised options and warrants at September 30, 2001, and includes the effect of the 1 for 10 reverse stock split in August 2001:

---------------------------------------------------------------------------------------------------------------------------------
      Date         Expiration                             Number of     Exercise
    of Grant          Date                Name              Shares       Price                Business Purpose
---------------------------------------------------------------------------------------------------------------------------------
1998 Incentive Plan

Feb 10, 1999     Feb 10, 2002    Employees/nonemployee Director  62,000         2.00      Employee Stock Option Plan
---------------------------------------------------------------------------------------------------------------------------------
Outside of the Incentive Plan

May 23, 1997     Mar 1, 2002     Thomas Larcomb                   6,000         5.00      Loan Inducement
May 23, 1997     Mar 1, 2002     Richard Deegan                   6,000         5.00      Loan Inducement
Sep 15, 1997     Sep 15, 2002    Tri-Emp Enterprises             22,500         7.50      Assignment of Other Rights
Dec 17, 1997     Dec 17, 2002    Business Advisors               37,500        19.20      Business Expansion Consulting Services
Dec 17, 1997     Dec 17, 2002    Business Advisors               37,500        25.60      Business Expansion Consulting Services
Dec 17, 1997     Dec 17, 2002    Business Advisors               37,500        32.00      Business Expansion Consulting Services
Dec 17, 1997     Dec 17, 2002    Business Advisors               12,500        38.40      Business Expansion Consulting Services
Sep 30, 1998     Sep 30, 2003    Wall St. Group                  11,429         5.00      Investment Banking Services
Sep 30, 1998     Sep 30, 2003    Dr. Sol Lizerbram               11,429         5.00      Investment Banking Services
Oct 15, 1999     Oct 15, 2004    Blaine Quick                    64,500         2.90      Business Expansion Consulting Services
Oct 15, 1999     Oct 15, 2004    Dr. Sol Lizerbram               12,500         5.00      Business Expansion Consulting Services
Oct 15, 1999     Oct 15, 2004    Wall St. Group                  12,500         5.00      Business Expansion Consulting Services
Oct 15, 1999     Oct 15, 2004    Richard Silberman               60,000         2.90      Business Expansion Consulting Services
Oct 15, 1999     Oct 15, 2004    Bradley Gordon                 100,000         2.90      Employee Compensation
Oct 15, 1999     Oct 15, 2004    Michael Cronin                 100,000         2.90      Employee Compensation
Oct 15, 1999     Oct 15, 2004    Richard Huey                    50,000         2.90      Employee Compensation
Oct 15, 1999     Oct 15, 2004    Kelly Swartz                     3,500         1.60      Business Expansion Consulting Services
Oct 15, 1999     Oct 15, 2004    Linda Patterson                  3,500         1.60      Business Expansion Consulting Services
Jul 27, 2000     Jun 30, 2002    E-Rex, Inc.                    300,000         2.79      Exchanged for Investment Security
Jul 31, 2000     Jul 31, 2007    Lloyd, Benton & Taylor          20,000         2.29      Business Expansion Consulting Services
Nov 30, 2000     Nov 30, 2005    Olympus Capital #1              10,000         1.00      Investment Relations Services
Nov 30, 2000     Nov 30, 2005    Olympus Capital #2              10,000         1.20      Investment Relations Services
Nov 30, 2000     Nov 30, 2005    Olympus Capital #3              10,000         1.50      Investment Relations Services
                                                           ------------
                                 TOTAL                          958,858
---------------------------------------------------------------------------------------------------------------------------------

The weighted average exercise price of these outstanding options is $2.00 and $11.43 under the Incentive Plan and outside of the Incentive Plan, respectively. The aggregate of all options under the Incentive Plan and outside the Incentive Plan has a weighted average life until expiration of 19.6 months. Options representing 214,850 shares (13,500 and 201,350 under the Incentive Plan and outside of the Incentive Plan, respectively) expired in 2001 while we granted additional options on 30,000 shares (0 and 30,000 under the Incentive Plan and outside of the Incentive Plan respectively) during the year.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The following discussion contains certain forward looking statements subject to the safe harbor created by the "Private Securities Litigation Reform Act of 1995". These statements use such words as "may," "will," "expect," "believe, " plan," "anticipate" and other similar terminology. These statements reflect management's current expectations and involve a number of risks and uncertainties. Actual results could differ materially due to changes in global and local business and economic conditions; legislation and government regulation; competition; success of operating initiatives including advertising and promotional efforts; changes in food, labor and other operating costs; availability and cost of land and construction; adoption of new or changes in accounting policies and practices; changes in consumer preferences, spending patterns and demographic trends and changes in the political or economic climate.

Overview

We derive our revenue from several sources: royalties, franchise fees, developer fees, company owned restaurants sales and other franchise related activities as well as a bakery acquired to supply sandwich rolls to certain franchisees.

Royalties

Royalties are based on a percentage of franchisees' net sales and are recognized in the same period that the franchise store sales occur. Generally royalties are earned at the rate of 4%-7% of sales. Royalties earned under newer franchise agreements are paid by means of weekly automatic drafts by us drawn on franchisee bank accounts. Royalties earned under older agreements are generally paid by the remittance of a check payable to us on a weekly, bi-weekly or monthly basis. A portion of the royalties received are paid to our area developers as royalty service costs for providing on-going services to franchisees in their respective territories (see Item 1. Business-Franchising-Area Developers).

Franchise Fees

Franchise Fees are payments received from franchisees and are recognized as revenue in the period in which the store opens. The franchise fee for a franchisee's initial store is currently $10,000-$12,500 for submarine sandwich restaurants and $20,000 for hamburger restaurants. Expenses associated with the sale of franchises also include area developer fees and are included in franchise servicing costs. Generally, area developers are paid one-half of the franchise fees received or collected in their territory.

Area Developer Fees

We charge area developers a nonrefundable fee for the exclusive right to develop and market a defined territory for a specified period of time. Typically, a portion of the developer fee is paid in cash and the balance is paid with a promissory note (see Item 1. Business-Franchising-Area Developers). When we have fulfilled substantially all of our contractual obligations such as training, providing manuals, and reasonable efforts to obtain and retain trademark registrations, we recognize, as revenue, the cash portion of the fee and the value of the promissory note. Certain performance obligations are ongoing. On these the income has been deferred to future periods in which the services will be substantially performed.

Restaurant Sales

Restaurant sales are reported from Company owned stores. Since July 2000, we had operated seven stores from our Central Park acquisition. In June of 2001, we had sold all of our Company owned stores, however, from time to time we will take over the operations of a store from a franchisee before the contract term has expired. Management's intent is to resell these stores to prospective franchisees as soon as practicable. Management does not believe that the operating costs of its Company owned stores are indicative of costs for franchised stores on a systemwide basis. Store sales are expected to vary widely from year to year and reflect the uncertainty of when, where and how long a store may be operated by us before being returned to the franchising system.

Year Ended September 30, 2001 Compared to Year Ended September 30, 2000

Revenue: Total Revenue increased $371,658 in 2001 over 2000 from $4,491,940 to $4,863,598.

Royalties decreased $124,532, or 5.9%, from $2,108,337 in 2000 to $1,983,805 in
2001. The primary reason for the decrease was from the sale of the Mountain Mike's Pizza concept in April 2000 and thus no royalty income from this concept was included for the year ended September 30, 2001 compared to $822,049 for the year ended September 30, 2000. This decrease was offset by royalty income generated as the result of the acquisition of the Central Park hamburger chain in July 2000. During the year ended September 30, 2000 royalty income for the Central Park hamburger chain was $176,226, compared to $889,503 for the year ended September 30, 2001, or an increase of $713,277.

Franchise fees decreased $23,000 or 36.5% from $63,000 in 2000 to $40,000 in 2001.

Retail restaurant sales in Company owned stores increased $607,984 or 116.5% from $521,747 in 2000 to $1,129,731 in 2001. The retail restaurant sales for the year ended September 30, 2000 resulted from our acquisition of the Central Park hamburger chain which included seven corporately owned restaurants and only reflects activity from July 19, 2000 to September 30, 2000 (less than 2.5 months). During the year ended September 30, 2001, we continued to operate these locations while searching for potential buyers for the stores. As of September 30, 2001, we had sold all Company owned locations.

Bakery sales for the bakery owned and operated by us increased $104,240 or 12.6% from $825,237 in 2000 to $929,477 in 2001 which reflected a $.31 increase in sales price on a dozen rolls.

Costs and Expenses

We segregate our operating expenses into six general categories as follows:

             Ongoing Franchise Servicing
             Retail Company Owned Store Cost of Sales and Expenses Bakery Cost of Sales and Expenses
             General Corporate Operating Expenses
             Consulting and Investor Relations
             Non-Cash
             Other

Franchise servicing costs, including ongoing area developer fees, increased $62,669 or 4.4% from $1,419,548 in 2000 to $1,482,217 in 2001.

Retail cost of sales and operating expenses from company owned stores increase from $594,905 in 2000 to $1,122,520 in 2001. Retail cost of sales and operating expenses as a percentage of retail sales decreased from 114.0% in 2000 to 99.4% in 2001.

Bakery cost of sales and expenses increased $15,152 or 1.9% from $816,376 in 2000 to $831,528 in 2001. The increase is consistent with the increase in bakery sales.

General corporate operating expenses generally include: officers and office support staff payroll and payroll costs; legal, audit and other professional fees; office occupancy costs and other general administrative costs. These administrative costs increased $157,989 or 11.2% from $1,415,752 in 2000 to

$1,573,741 in 2001 which was partially attributable to an employment agreement granted to the former owner of the Central Park hamburger chain. The employment agreement was for $125,000 and was paid for a one year period beginning July 19, 2000.

Consulting and investor relations costs decreased $209,876 or 14.8% from $1,417,263 in 2000 to $1,207,387 in 2001. During the year ended September 30, 2001, we used the services of several consulting organizations to assist us with stockholder relations. Consideration for these services was granted in advance in the form of common stock distributions, and we amortized these costs monthly as services were preformed. During 2001 we determined that the value of these services had declined to zero. Accordingly, a charge to earnings was taken for $640,040.

Routine or recurring non-cash charges such as depreciation, amortization (of goodwill and non-compete covenants) and the write off of uncollectible receivables was $771,134 in 2000 compared to $851,060 in 2001. Of these amounts $25,442 and $10,000 was attributable to bad debt expense for the years ended September 30, 2000 and 2001, respectively. Amortization and depreciation was $745,692 in 2000 compared to $841,060 in 2001, an increase of 95,368 or 12.8%.
The primary reason for the increase was the increase in goodwill amortization from the Central Park Hamburger chain which increased $117,124 to $147,015 for the year ended September 30, 2001. This increase was the result of a twelve month amortization period during the year ended September 30, 2001, compared to an amortization period of approximately 2 1/2 months (July 19, 2000 -
September 30, 2000) last year.

Non-routine or non-recurring non-cash charges such as losses on disposal of franchise concepts and losses on the sale of assets totaled $83,335 in 2001, a decrease of $759,757 from 2000. The loss on the sale of our seven corporately owned Central Park restaurants was $83,335 in 2001. The loss on the disposal of franchise concepts was $843,092 in 2000 resulting from a loss of $535,506 from the sale of the Mountain Mike's Pizza franchise concept and $307,586 from the sale of the Seawest Subs franchise concept.

Permanent impairment of long-lived assets was $971,033 for 2001, compared to $70,101 in 2000, an increase of $900,932. This increase is attributable to three factors. First, we recorded a permanent impairment of our marketable securities in the amount of $671,828 in 2001. Our two marketable securities had steadily declined in value during the year and recovery seemed highly unlikely. Second, Several notes receivable totaling $87,622 that we assumed in the acquisition of Central Park were determined to be uncollectable. As a result, we recorded an adjustment to earnings. Finally, in March, we received $50,000 under a note payable to Franchise Acquisition Company I, LLC, ("FAC") which accrued interest at 10%. In connection with this note agreement, we granted FAC an option to acquire our interest in a note receivable with a face value of $800,000 and a discounted value of $411,566 for $265,000 payable by FAC on March 31, 2004. As a result, we recorded an impairment on the note receivable in the amount of $211,583.

Net interest expense was $441,337 in 2001 compared to $318,633 in 2000, an increase of $122,704. The increase in interest expense reflects the 12 months of interest expense incurred in 2001 from the long-term debt issued and assumed of approximately $2,400,000 on the Central Park acquisition in July 2000 compared to only three months during the year ended September 30, 2000.

Liquidity and Capital Resources

Net cash used in operating activities was $312,011 in 2001 compared to $247,065 in 2000, an increase of $64,946. Net cash of $341,705 was provided by investing activities. $420,623 of cash proceeds and collections of notes receivable was received from the sale of our seven corporately owned Central Park locations, while $53,918 was expended on the purchase of property and equipment. We also issued a note receivable for $25,000. Net cash of $116,839 was used on financing activities, primarily from the payments on long-term debt of $485,728 and $500,000 used to partially redeem the Series F preferred stock. Also we had additional borrowings of long-term debt of $868,889 which consisted primarily of our issuance of the Series G convertible debenture in the amount of $575,000.

At September 30, 2001 we had $3,591,807 in debt. Of this amount, we assumed approximately $2,400,000 in debt relating to our Central Park acquisition in July 2000. In December 2000, we issued $575,000 in convertible debt and redeemed the entire $2,468,750 of Series F preferred stock through the payment of $500,000 in cash and the issuance of 1,975,000 shares of common stock.

We believe that cash flows from operations will continue to fund our operations as well as generate the capital necessary to meet our obligations as they come due. We may seek other sources of financing, restructure and/or pay off all our current obligations in 2002. There is no assurance that additional funding will be available, or if available, it can be obtained on terms favorable to us. Failure to obtain such funding could adversely affect our financial condition.

Working capital at September 30, 2001 was a deficit of $1,897,794 compared with a deficit of $1,490,301 on September 30, 2000, an increase of $407,493. The increase in deficit is reflected in a $461,026 increase in the current portion of long-term debt as well as decreases in accounts receivable, prepaid expenses, and inventory which totaled $488,502 in the aggregate.

Recent Accounting Pronouncements

In June, 2001, the Financial Accounting Standards Board issued Statement of Financial Standards No. 141, "Business Combinations" (SFAS 141), and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 is effective for business combinations completed after June 30, 2001, and SFAS 142 is effective for fiscal years beginning after December 15, 2001 (with early adoption permitted under certain circumstances).

SFAS 141 proscribes the exclusive use of the purchase method of accounting for all business combinations subsequent to the effective date. SFAS 142 mandates that acquired goodwill and intangible assets deemed to have indefinite lives will no longer be amortized. Rather, goodwill and these intangibles will be subject to regular impairment tests in accordance with SFAS 142. All other intangible assets will continue to be amortized over their estimated useful lives.

We do not expect SFAS 141 to have a material effect on future operations as our policy has always been to structure acquisitions using the purchase method of accounting. As provided for in SFAS 142, we will elect early adoption of this statement in our fiscal year beginning October 1, 2001. Management is currently evaluating the effect of the adoption of SFAS 142.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS 143 is effective for the fiscal years beginning after June 15, 2002.

SFAS 143 is expected to improve financial reporting because all asset retirement obligations that fall within the scope of this Statement and their related asset retirement cost will be accounted for consistently; financial statements of different entities will be more comparable.

As provided for in SFAS 143, we will elect early adoption of this statement in our fiscal year beginning October 1, 2001. Management is currently evaluating the effect of the adoption of SFAS 143.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations reporting the effect of Disposal of a Segment of a Business. SFAS 144 is effective for fiscal years beginning after December 15, 2001 (with early adoption permitted under certain circumstances).

SFAS 144 is expected to improve financial reporting by requiring that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions.

As provided for in SFAS 144, we will elect early adoption of this statement in our fiscal year beginning October 1, 2001. Management is currently evaluating the effect of the adoption of SFAS 144.

Item 7. Financial Statements

Attached hereto and filed as part of this Form 10-KSB are the consolidated financial statements listed in the index to the Consolidated Financial Statements at page F-1.

                Ultimate Franchise Systems, Inc. and Subsidiaries
                        Consolidated Financial Statements
                 For the Years Ended September 30, 2001 and 2000


                                    Contents



         Independent Auditors' Report on Consolidated Financial
           Statements........................................................F-2

         Consolidated Financial Statements:
           Consolidated Balance Sheets.................................F-3 - F-4
           Consolidated Statements of Operations.............................F-5
           Consolidated Statements of Cash Flows.......................F-6 - F-7
           Consolidated Statements of Stockholders' Equity...................F-8
           Notes to Consolidated Financial Statements.................F-9 - F-41

                          Independent Auditors' Report



To the Board of Directors and Stockholders
Ultimate Franchise Systems, Inc.
Heathrow, Florida


We have audited the accompanying consolidated balance sheets of Ultimate Franchise Systems, Inc. (formerly JRECK Subs Group, Inc.) and subsidiaries as of September 30, 2001, and 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ultimate Franchise Systems, Inc. and subsidiaries as of September 30, 2001, and 2000 and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.


/s/ Berman Hopkins Wright & LaHam, CPA's, LLP

Berman Hopkins Wright & LaHam, CPA's, LLP
Melbourne, Florida

November 21, 2001 (Except for note 13B, for which the date is January 11, 2002)

                                Ultimate Franchise Systems, Inc. and Subsidiaries
                                         Consolidated Balance Sheets


                                                                              September 30,        September 30,
                                                                                  2001                  2000
---------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
    Cash and cash equivalents, including restricted cash of $38,068 and
        $35,836, respectively                                                    $     60,927        $     148,072
    Accounts receivable - trade, net of allowance for doubtful accounts
        of $36,536 and $85,436, respectively                                          136,092              272,107
    Prepaid expenses                                                                   10,319              277,416
    Inventory                                                                               -               85,390
    Current portion of notes receivable                                               167,776               63,584
---------------------------------------------------------------------------------------------------------------------

        Total current assets                                                          375,114              846,569
---------------------------------------------------------------------------------------------------------------------

Property and equipment, net                                                           469,188            1,116,837
---------------------------------------------------------------------------------------------------------------------

Other assets:
    Goodwill, net of accumulated amortization of $1,127,712 and
        $736,243, respectively                                                      6,565,104            7,094,183
    Covenants not to compete, net of accumulated amortization of
        $360,000 and $60,000, respectively                                            240,000              540,000
    Deferred loan costs, net                                                          245,483              310,943
    Notes receivable, net of current portion                                          330,033              736,503
     Investment securities                                                             69,675              789,430
    Other                                                                              96,814              126,501
---------------------------------------------------------------------------------------------------------------------

        Total other assets                                                          7,547,109            9,597,560
---------------------------------------------------------------------------------------------------------------------

Total assets                                                                     $  8,391,411        $  11,560,966
=====================================================================================================================


Read independent auditors' report.  The accompanying notes
are an integral part of the consolidated financial statements                                                     F-3

                Ultimate Franchise Systems, Inc. and Subsidiaries
                     Consolidated Balance Sheets, Continued

                                                                                 September 30,         September 30,
                                                                                     2001                   2000
---------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current liabilities:
    Current portion of long-term debt                                            $    878,166        $     417,140
    Accounts payable                                                                  481,674              708,767
    Deferred revenue                                                                  199,397              149,798
    Accrued expenses                                                                  450,306              813,401
    Accrued preferred stock dividends                                                 263,365              247,764
---------------------------------------------------------------------------------------------------------------------

        Total current liabilities                                                   2,272,908            2,336,870
---------------------------------------------------------------------------------------------------------------------

Long-term debt, less current portion                                                2,713,641            3,002,190
---------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                   4,986,549            5,108,978
---------------------------------------------------------------------------------------------------------------------

Minority interest                                                                     257,875                    -
---------------------------------------------------------------------------------------------------------------------

Redeemable common stock                                                               293,000              293,000
---------------------------------------------------------------------------------------------------------------------

Redeemable Series F preferred stock, no par value, 250 shares authorized,
    0 and 197.5 shares issued and outstanding, respectively                                 -            2,468,750
---------------------------------------------------------------------------------------------------------------------

Commitments and contingencies                                                               -                    -
---------------------------------------------------------------------------------------------------------------------

Stockholders' equity:
    Series C convertible preferred stock, no par value, 120 shares
        authorized, issued and outstanding                                            120,000              120,000
    Common stock, no par value, 100,000,000 shares authorized,
        8,695,864 and 3,188,718 shares issued and outstanding,
        respectively                                                               30,113,718           26,830,014
    Accumulated deficit                                                           (26,692,231)         (22,885,674)
    Less:  Stock subscriptions receivable                                            (687,500)            (687,500)
    Accumulated other comprehensive income                                                  -               83,316
---------------------------------------------------------------------------------------------------------------------

        Total stockholders' equity                                                  2,853,987            3,460,156
---------------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                                       $  8,391,411        $  11,560,966
=====================================================================================================================

Read independent auditors' report.  The accompanying notes
are an integral part of the consolidated financial statements                                                     F-4

                              Ultimate Franchise Systems, Inc. and Subsidiaries
                                    Consolidated Statements of Operations


                                                                                   Year                  Year
                                                                                   Ended                 Ended
                                                                                September 30,         September 30,
                                                                                   2001                  2000
---------------------------------------------------------------------------------------------------------------------
Revenues:
    Continuing royalty revenues                                               $   1,983,805          $   2,108,337
    Initial royalty revenues                                                         40,000                 63,000
    Retail sales - company-owned stores                                           1,129,731                521,747
    Retail sales - bakery products                                                  929,477                825,237
    Other operating revenues                                                        780,585                973,619
---------------------------------------------------------------------------------------------------------------------
                                                                                  4,863,598              4,491,940

Operating costs and expenses:
    Franchise servicing costs                                                     1,482,217              1,419,548
    Cost of retail sales and operating costs - stores                             1,122,520                594,905
    Cost of retail sales and operating costs - bakery                               831,528                816,376
    General and administrative                                                    1,573,741              1,415,752
    Consulting and investor relations                                             1,207,387              1,417,263
    Bad debts                                                                        10,000                 25,442
    Amortization and depreciation                                                   841,060                745,692
---------------------------------------------------------------------------------------------------------------------
                                                                                  7,068,453              6,434,978
---------------------------------------------------------------------------------------------------------------------

Loss from operations                                                             (2,204,855)            (1,943,038)

Other income (expense):
    Interest, net                                                                  (441,337)              (318,633)
    Debt discount from beneficial conversion feature of convertible
        debentures                                                                 (309,615)                     -
    Permanent impairment of long-lived assets                                      (971,033)               (70,101)
    Loss on disposal of property and equipment                                      (83,335)                     -
    Loss on disposals of franchise concepts                                               -               (843,092)
    Minority interest of loss of subsidiary                                         125,311                      -
    Other, net                                                                      143,282                169,171
---------------------------------------------------------------------------------------------------------------------

                                                                                 (1,536,727)            (1,062,655)
---------------------------------------------------------------------------------------------------------------------

Net loss                                                                         (3,741,582)            (3,005,693)
Preferred stock dividends                                                           (64,975)              (213,100)
---------------------------------------------------------------------------------------------------------------------

Net loss applicable to common stock                                           $  (3,806,557)         $  (3,218,793)
=====================================================================================================================

Weighted average number of common shares outstanding                              5,895,820              3,010,228
=====================================================================================================================

Net loss per common share - basic and diluted                                 $        (.65)         $       (1.07)
=====================================================================================================================

Read independent auditors' report.  The accompanying notes
are an integral part of the consolidated financial statements                                                    F-5

                              Ultimate Franchise Systems, Inc. and Subsidiaries
                                    Consolidated Statements of Cash Flows


                                                                                         Year                    Year
                                                                                         Ended                  Ended
                                                                                     September 30,           September 30,
                                                                                         2001                    2000
----------------------------------------------------------------------------------------------------------------------------
Operating activities:
    Net loss                                                                         $  (3,741,582)         $  (3,005,693)
    Adjustments to reconcile net loss to net cash used by operating activities:
        Amortization and depreciation                                                      841,060                745,692
        Permanent impairment of long-lived assets                                          971,033                 70,101
        Note receivable applied against operating expenses                                 107,622                      -
        Bad debts                                                                           10,000                 25,442
        Loss on disposals of property and equipment                                         83,335                      -
        Loss on disposals of franchise concepts                                                  -                843,092
        Stock and stock options issued for services                                        231,986                227,569
        Minority interest in loss of subsidiary                                           (125,311)                     -
        Amortized discounts on financial instruments                                        (1,382)                 8,997
        Amortization of deferred loan costs                                                 65,460                 65,460
        Prepaid consulting fees amortized                                                  534,416                732,720
        Write down of prepaid consulting                                                   145,098                      -
        Stock and stock options of subsidiary issued for consulting services               347,798                      -
        Beneficial conversion feature on long-term debt                                    309,615                      -
        (Increase) decrease in:
           Accounts receivable                                                             136,015                 (8,178)
           Prepaid expenses                                                                (48,400)                52,083
           Inventory                                                                        85,390                 (6,256)
           Other assets                                                                      7,854                 (7,518)
        Increase (decrease) in:
           Accounts payable                                                               (227,093)                  (199)
           Deferred revenue                                                                 49,599                 43,256
           Accrued liabilities                                                             (94,524)               (33,633)
----------------------------------------------------------------------------------------------------------------------------

Net cash used by operating activities                                                     (312,011)              (247,065)
----------------------------------------------------------------------------------------------------------------------------

Investing activities:
    Purchase of investment securities                                                            -                (20,915)
    Proceeds from disposal of property and equipment                                       277,774                  7,462
    Issuance of note receivable                                                            (25,000)               (35,000)
    Purchase of property and equipment                                                     (53,918)                     -
    Proceeds from disposals of franchise concepts                                                -              2,682,130
    Payments on acquisition of franchise concept                                                 -               (925,595)
    Repayment of  notes receivable                                                         142,849                      -
----------------------------------------------------------------------------------------------------------------------------

Net cash provided by investing activities                                                  341,705              1,708,082
----------------------------------------------------------------------------------------------------------------------------

Financing activities:
    Borrowings on long-term debt                                                           868,889                 45,876
    Payments on partial redemption of convertible preferred stock                         (500,000)                     -
    Payments on long-term debt                                                            (485,728)            (1,267,013)
    Payment of preferred stock dividends                                                         -               (213,100)
----------------------------------------------------------------------------------------------------------------------------

Net cash used by financing activities                                                     (116,839)            (1,434,237)
----------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                       (87,145)                26,780

Cash and cash equivalents, beginning of year                                               148,072                121,292
----------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of year                                               $      60,927          $     148,072
============================================================================================================================

Read independent auditors' report.  The accompanying notes
are an integral part of the consolidated financial statements                                                            F-6

                              Ultimate Franchise Systems, Inc. and Subsidiaries
                               Consolidated Statements of Cash Flows, Continued


Certain supplemental disclosure of cash flow information and non-cash investing and financing activities is as follows:

                                                                                         Year                   Year
                                                                                         Ended                  Ended
                                                                                     September 30,          September 30,
                                                                                         2001                    2000
----------------------------------------------------------------------------------------------------------------------------
Cash paid for interest                                                              $      244,819         $      219,187
Cash paid for income taxes                                                                       -                    999
------------------------------------------------------------------------------- ---------------------- ---------------------

Stock issued in exchange for prepaid expenses                                       $      117,883         $      447,931
Conversion of series G debt into common stock                                              225,000                343,291
Conversion of accrued interest into common stock                                                 -                 92,645
Conversion of preferred series F into common stock                                       1,968,750                      -
Stock and stock options issued in exchange for investment securities                             -                685,199
Preferred stock dividends paid in common stock                                              49,375                      -
Pre-acquisition liabilities adjusted against purchase goodwill                             137,610                      -
Notes receivable obtained upon disposal of property and equipment                          199,000                      -
Preferred stock dividends accrued                                                           64,976                      -
Excess of par value of subsidiary common stock issued for services                         306,936                      -
Stock options issued for prepaid services                                                   16,109                      -
Stock issued to reduce liability to issue common stock                                      54,050                      -
Stock issued as consideration for joint venture                                              4,000                      -
Subsidiary common stock issued for investment securities                                    35,389                      -
Cancellation of stock subscriptions receivable                                                   -              3,500,000
------------------------------------------------------------------------------- ---------------------- ---------------------

In addition to the above non-cash items, the following is a summary of non-cash transactions entered into for the acquisition of the franchise concept described in Note 3 for the year ended September 30, 2000:

   Common stock issued                                     $      (139,200)
   Long-term debt issued                                        (1,669,854)
   --------------------------------------------------------------------------

   Total non-cash consideration paid                            (1,809,054)
   --------------------------------------------------------------------------

   Accounts receivable                                              84,895
   Prepaid expenses                                                 47,205
   Inventory                                                        79,134
   Property, plant and equipment                                   622,169
   Goodwill acquired                                             2,940,289
   Covenant not to compete                                         600,000
   Notes receivable                                                147,337
   --------------------------------------------------------------------------

   Total non-cash acquisition of assets                          4,521,029
   --------------------------------------------------------------------------

   Accounts payable                                               (352,939)
   Accrued expenses                                               (444,040)
   Long-term debt assumed                                         (989,401)
   --------------------------------------------------------------------------

   Total non-cash assumption of liabilities                     (1,786,380)
   --------------------------------------------------------------------------

   Net cash paid                                                  (925,595)
   ==========================================================================


Read independent auditors' report.  The accompanying notes
are an integral part of the consolidated financial statements                F-7

                                        Ultimate Franchise Systems, Inc. and Subsidiaries
                                         Consolidated Statements of Stockholders' Equity


                                                                                                          Accumulated
                                     Common          Preferred Series C                                     Other
                           ------------------------- ------------------   Accumulated    Subscription   Comprehensive      Total
                              Shares      Amount      Shares   Amount       Deficit         Notes       Income (Loss)      Equity
---------------------------------------------------- -------- ---------  -------------   ------------  -------------- --------------
Balance,
  September 30, 1999         2,840,344 $28,394,179     120    $120,000   $(19,666,881)   $(4,187,500)  $           -  $   4,659,798

Conversion of debt to
  equity                       174,374     435,936       -           -              -              -               -        435,936
Stock issued for current
  and prepaid services         190,500     465,900       -           -              -              -               -        465,900
Issuance of options for
  services                           -     209,600       -           -              -              -               -        209,600
Stock issued for
  investment security          100,000     260,000       -           -              -              -               -        260,000
Options issued for
  investment security                -     425,199       -           -              -              -               -        425,199
Common stock issued for
  acquisition                   43,500     139,200       -           -              -              -               -        139,200
Cancellation of stock
  subscriptions receivable    (160,000) (3,500,000)      -           -              -      3,500,000               -              -
Preferred dividends                  -           -       -           -       (213,100)             -               -       (213,100)
Net loss                             -           -       -           -     (3,005,693)             -               -     (3,005,693)
Unrealized gain on
  investment securities              -           -       -           -              -              -          83,316         83,316
---------------------------------------------------- ------- ----------- ------------- --------------- -------------- --------------

Balance,
  September 30, 2000         3,188,718  26,830,014     120     120,000    (22,885,674)      (687,500)         83,316      3,460,156

Stock issued for current
  and prepaid services       1,262,067     349,869       -           -              -              -               -        349,869
Issuance of options for
  services                           -      16,109       -           -              -              -               -         16,109
Stock issued for
  preferred dividends           32,918      49,375       -           -              -              -               -         49,375
Stock issued for
  conversion of Series
  F preferred stock          1,975,000   1,968,750       -           -              -              -               -      1,968,750
Beneficial conversion
  feature on convertible
  debentures                         -     309,615       -           -              -              -               -        309,615
Conversion of Series G
  debenture                  2,173,661     225,000       -           -              -              -               -        225,000
Common stock issued for
  consideration in
  formation of joint
  venture                       40,000       4,000       -           -              -              -               -          4,000
Stock issued to reduce
  liability to issue
  common stock                  23,500      54,050       -           -              -              -               -         54,050
Proceeds in excess of
  par on stock of
  majority owned
  subsidiary                         -     306,936       -           -              -              -               -        306,936
Preferred dividends                  -           -       -           -        (64,975)             -               -        (64,975)
Net loss                             -           -       -           -     (3,741,582)             -               -     (3,741,582)
Reclassification for
  adjustment for
  permanent impairment
  of investment securities           -           -       -           -              -              -         (83,316)       (83,316)
---------------------------------------------------- ------- ----------- ------------- --------------- -------------- --------------

Balance,
  September 30, 2001         8,695,865 $30,113,718     120    $120,000   $(26,692,231)   $  (687,500)  $           -  $   2,853,987
---------------------------------------------------- ------- ----------- ------------- --------------- -------------- --------------

Read independent auditors' report.  The accompanying notes
are an integral part of the consolidated financial statements                                                                    F-8

                Ultimate Franchise Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2001 and 2000


1.       Background Information

         Ultimate Franchise Systems, Inc. (formerly JRECK Subs Group, Inc.) (collectively "we" and "our"), was incorporated on July 19, 1995 under the laws of the State of Colorado. In June 2000, our shareholders approved a corporate name change from JRECK Subs Group, Inc. to Ultimate Franchise Systems, Inc.

         We are a multi-concept franchisor of sandwich shops and hamburger restaurants located throughout the United States. Our headquarters are located in Heathrow, Florida. Currently, we serve as the franchisor to 141 stores operating under various trade names. Franchise arrangements include a license to operate under the applicable trade name and generally provide for the receipt of initial royalty revenues, as well as continuing royalty revenues based upon a percentage of sales. In addition, we offer guidance and assistance to the franchisees in areas such as product preparation, equipment purchasing, marketing, administrative support and employee training.

         Our subsidiaries include Jreck Subs Inc., a New York corporation, SBK Franchise Systems, Inc., a Florida corporation, Li'l Dino Corporation, a North Carolina corporation, Central Park of America, Inc., a Delaware corporation. These subsidiaries operate restaurants under the trade names of Jreck Subs, Sobik's Subs, Li'l Dino's, and Central Park, respectively. Also, prior to the subsidiaries' disposition, our company included Admiral Subs of Washington, Inc., a Washington corporation and Admiral's Fleet, Inc., a Washington corporation.

         In addition, our subsidiaries include a bakery, Pastry Products Producers, LLC, a New York limited liability company. The bakery is the supplier of bread products to certain franchisees of ours. For the years ended September 30, 2001 and 2000, all bakery sales were to Jreck Subs franchisees (19.1% and 18.4% of total revenues, respectively).

         As indicated in the accompanying consolidated financial statements, our net loss has increased from approximately $3.0 million for the year ended September 30, 2000 to approximately $3.7 million for the year ended September 30, 2001. Cash used by operations for the year ended September 30, 2001 was approximately $312,000 compared to approximately $240,000 used for the year ended September 30, 2000. Working capital deficit increased from approximately $1.5 million at September 30, 2000 to approximately $1.9 million at September 30, 2001.


Read independent auditor' report. The accompanying notes
are an integral part of the consolidated financial statements                F-9

                Ultimate Franchise Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2001 and 2000


1.       Background Information (continued)

         We believe the following steps are important to our future:

         1. The continued growth of our company through the acquisition of outside restaurant concepts.

         2. The conversion or liquidation of the remaining Series G debentures, which mature in January 2002.

         3.       The continued growth of our existing concepts,  by finding new
                  franchisees   qualified  to  operate  and  manage   successful
                  restaurant locations.

         We believe, based on our plans outlined above, that the operating cash flow deficit, operating losses before non-cash charges and negative working capital can be reduced or eliminated based on the extent that the business strategies are realized. As of the date of these financial statements (and subsequent to September 30, 2001), we have obtained a letter of intent to purchase 100% of the common stock of a company which is the franchisor of approximately 70 mexican fast-food restaurants located throughout the United States (see note 13A). In addition, we have entered into an agreement with Noble International Investments, Inc., ("Noble") whereby Noble will become a market maker in our stock, and will assist us in meeting our obligation associated with the Series G convertible debentures (see note 13B). We have redesigned the look of our Central Park concept, and now offer our existing franchisees the opportunity to upgrade the design of their stores. In addition, all new locations will be built using this new design. We believe that these changes will make our locations attractive to perspective franchisees, and enable us to expand our concept. In addition, we have been successful in expanding our other concepts and will see the benefits of this growth in 2002.

         Regardless of the improvement of our financial position and the initiation of our plans indicated above, no assurance can be given that our financial position will continue to improve and the detrimental financial trends will be corrected.

Read independent auditor' report. The accompanying notes
are an integral part of the consolidated financial statements               F-10

                Ultimate Franchise Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2001 and 2000


2.       Significant Accounting Policies

         Principles of Consolidation
         ---------------------------

         The consolidated financial statements include the accounts of Ultimate Franchise Systems, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

         Use of Estimates
         ----------------

         The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

         Cash and Cash Equivalents
         -------------------------

         For financial presentation purposes, we consider those short-term, highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

         Inventory
         ---------

         Inventory consists primarily of food and beverage stock at the company-owned restaurants. Inventory is stated at the lower of cost (generally on an average cost basis) or market.

         Property and Equipment
         ----------------------

         Property and equipment are recorded at cost. Maintenance and repairs are charged to operations as incurred. Betterments and renewals are capitalized. When property and equipment are sold or otherwise disposed of, the asset account and the related accumulated depreciation accounts are relieved, and any gain or loss is included in operations. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, generally ranging from five to 40 years. For the years ended September 30, 2001 and 2000, depreciation expense amounted to $141,458 and $137,286, respectively.

Read independent auditor' report. The accompanying notes
are an integral part of the consolidated financial statements               F-11

                Ultimate Franchise Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2001 and 2000


2.       Significant Accounting Policies (continued)

         Asset Impairment
         ----------------

         We regularly examine our long-lived assets for possible impairment indicators. If an impairment indicator is noted, the estimated undiscounted future cash flows of these assets are compared to the recorded value of the assets. If the net recorded value cannot be recouped, the assets are written down to their fair market value. For the year ended September 30, 2001, we determined that certain investments and notes receivable had incurred an impairment (see notes 4 and 5). As a result, the accompanying consolidated statements of operations reflects a write-down of long-lived assets the amount of $971,033.

         Deferred Loan Costs
         -------------------

         Deferred loan costs are amortized ratably over the terms of the related loans. For the years ended September 30, 2001 and 2000, amortization of deferred loan costs amounted to $65,460 for both years.

         Goodwill
         --------

         Goodwill represents the excess of cost over the fair value of net assets acquired and is being amortized using the straight-line method over 20 years. As noted above, the realization of goodwill is regularly evaluated for impairment indicators. When any such impairment exists, the related assets are written down to fair value.

         Covenants Not to Compete
         ------------------------

         Covenants not to compete are amortized using the straight-line method over the two year estimated useful lives of the underlying agreements.

         Revenue Recognition
         -------------------

         Continuing franchise royalty revenue is recognized monthly as earned. Initial franchise royalty revenue is recognized when all services or conditions relating to the sale of the individual franchise has been substantially performed. Revenues from company-owned stores and bakery products are recognized upon the sale of products.

Read independent auditor' report. The accompanying notes
are an integral part of the consolidated financial statements               F-12

                Ultimate Franchise Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2001 and 2000


2.       Significant Accounting Policies (continued)

         Advertising Costs
         -----------------

         Advertising costs are charged to operations as incurred. Advertising expenses were $50,611 and $251,237 for the years ended September 30, 2001 and 2000, respectively.

         Accounting for Stock-Based Compensation
         ---------------------------------------

         The Financial Accounting Standards Board issued Statement 123 ("FAS 123"), "Accounting for Stock-Based Compensation", which provides that expense equal to the fair value of all stock-based awards on the date of the grant be recognized over the vesting period.

         Alternatively, this statement allows entities to continue to apply the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", whereby compensation expense is recorded on the date the options are granted equal to the excess of the market price of the underlying stock over the exercise price. We apply APB 25 and related interpretations in accounting for employee stock options.

         Investment Securities
         ---------------------

         Our investment securities have been classified entirely as available-for-sale securities. Available-for-sale securities are recorded at cost and adjusted to fair market value on each subsequent balance sheet date. Any change in fair market value between the purchase date and all subsequent balance sheet dates is excluded from earnings. Rather, this amount is included as a component of other comprehensive income. It is our intention to hold investment securities for an indefinite period of time. Therefore, we have classified our investment securities as non-current assets.

         Upon disposal, the entire amount of a security's accumulated other comprehensive gain or loss is reclassified into the statement of operations as a component of the realized gain or loss on disposal. Realized gains or losses on the sale of investment securities are determined on the first-in, first-out ("FIFO") basis.

         A permanent impairment in value of equity securities classified as available for sale is an impairment that is other than temporary. If a permanent impairment is deemed to exist, the decline in value is reflected in current operations and the reduced carrying amount becomes the new cost basis from which other increases or decreases in value are measured.

Read independent auditor' report. The accompanying notes
are an integral part of the consolidated financial statements               F-13

                Ultimate Franchise Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2001 and 2000


2.       Significant Accounting Policies (continued)

         Investment Securities (continued)
         ---------------------------------

         During the year ended September 30, 2001, we recognized a permanent impairment of our investment securities in the amount of $671,828. This amount is included as a component of impairment of long-lived assets on the accompanying consolidated statements of operations.

         Fair Value of Financial Instruments
         -----------------------------------

         Financial Accounting Standards Board Statement No. 107 ("FAS 107"), "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2001.

         The respective carrying value of on-balance-sheet financial instruments approximates their fair values. These financial instruments include cash and equivalents, accounts receivables, prepaid expenses, accounts payable, deferred revenue, accrued liabilities and accrued preferred stock dividends. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair values of our notes receivable and long-term debt are estimated based upon the quoted market prices for the same or similar issues or on the current rates offered for instruments of the same remaining maturities. The carrying value of our notes receivable and long-term debt approximates their fair market value. Investment securities are stated at fair market value which are determined by quoted market prices or other valuation indicators.

         Earnings Per Common Share
         -------------------------

         We have adopted the provisions of Financial Accounting Standards Board Statement No. 128 ("FAS 128"), "Earnings per Share". FAS 128 replaces the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share are computed similarly to fully diluted earnings per share.

         Contingently issuable shares are included in basic earnings per share as of the date all necessary conditions have been satisfied. Contingently issued shares are included in diluted earnings per share based on the number of shares, if any, that would be issuable under the terms of the acquisition agreements if the end of the reporting period were the end of the contingency period.

Read independent auditor' report. The accompanying notes
are an integral part of the consolidated financial statements               F-14

                Ultimate Franchise Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2001 and 2000


2.       Significant Accounting Policies (continued)

         Earnings Per Common Share, (continued)
         --------------------------------------

         Our basic and diluted earnings per share are the same since we have a loss for both years presented, and the impact of potential common shares is antidilutive. Potential common shares at September 30, 2001 and 2000 include 1,000,857 and 1,185,707 stock options and warrants, 0 and 1,599 shares underlying the convertible preferred stock and approximately 450,000 and 115,000 shares from convertible notes payable, respectively. We also have a liability to issue 25,500 and 49,000 shares of common stock as of September 30, 2001 and 2000, respectively. This liability to issue common stock of $58,650 and $112,700 is included as a component of accrued expenses on the accompanying consolidated balance sheets.

         Income Taxes
         ------------

         We account for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. Measurement of deferred income tax is based on enacted tax rates and laws that will be in effect when the differences are expected to reverse, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized.

         Recent Accounting Pronouncements
         --------------------------------

         In June, 2001, the Financial Accounting Standards Board issued Statement of Financial Standards No. 141, "Business Combinations" (SFAS
         141), and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 is effective for business combinations completed after June 30, 2001, and SFAS 142 is effective for fiscal years beginning after December 15, 2001 (with early adoption permitted under certain circumstances).

         SFAS 141 proscribes the exclusive use of the purchase method of accounting for all business combinations subsequent to the effective date. SFAS 142 mandates that acquired goodwill and intangible assets deemed to have indefinite lives will no longer be amortized. Rather, goodwill and these intangibles will be subject to regular impairment tests in accordance with SFAS 142. All other intangible assets will continue to be amortized over their estimated useful lives.

         We do not expect SFAS 141 to have a material effect on future operations as our policy has always been to structure acquisitions using the purchase method of accounting. As provided for in SFAS 142, we will elect early adoption of this statement in our fiscal year beginning October 1, 2001. Management is currently evaluating the effect of the adoption of SFAS 142.

Read independent auditor' report. The accompanying notes
are an integral part of the consolidated financial statements               F-15

                Ultimate Franchise Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2001 and 2000


3.       Significant Accounting Policies (continued)

         Recent Accounting Pronouncements (continued)
         --------------------------------------------

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS 143 is effective for the fiscal years beginning after June 15, 2002.

         SFAS 143 is expected to improve financial reporting because all asset retirement obligations that fall within the scope of this Statement and their related asset retirement cost will be accounted for consistently and financial statements of different entities will be more comparable.

         As provided for in SFAS 143, we will elect early adoption of this statement in our fiscal year beginning October 1, 2001. Management is currently evaluating the effect of the adoption of SFAS 143.

         In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business. SFAS 144 is effective for fiscal years beginning after December 15, 2001 (with early adoption permitted under certain circumstances).

         SFAS 144 is expected to improve financial reporting by requiring that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions.

         As provided for in SFAS 144, we will elect early adoption of this statement in our fiscal year beginning October 1, 2001. Management is currently evaluating the effect of the adoption of SFAS 144.

Read independent auditor' report. The accompanying notes
are an integral part of the consolidated financial statements               F-16

                Ultimate Franchise Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2001 and 2000


2.       Significant Accounting Policies (continued)

         Risk and Uncertainties
         ----------------------

         The primary uncertainty which we face is our ability to locate knowledgeable franchisees who also have the financial resources to successfully operate the stores. In addition, we need to be able to identify appropriate locations for its newly franchised stores. We believe that we have taken the steps necessary to minimize these risks.

         Reclassifications
         -----------------

         Certain amounts in the 2000 financial statements have been reclassified to conform to the 2001 presentation.

3.       Acquisition and Disposition of Subsidiaries

         Changes in goodwill and accumulated amortization for the years ended September 30, 2001 and 2000 are as follows:

                                                                                  Accumulated          Net
                                                                  Goodwill       Amortization        Goodwill
         ---------------------------------------------------------------------------------------------------------
         Balance, September 30, 1999                                9,971,893          (984,817)       8,987,076

         Disposition of Mountain Mike's Pizza                      (4,199,133)          542,388       (3,656,745)
         Disposition of Seawest Subs                                 (882,623)          156,515         (726,108)
         Acquisition of Central Park                                2,940,289                 -        2,940,289
         Amortization expense for the year ended
             September 30, 2000                                             -          (450,329)        (450,329)
         ---------------------------------------------------------------------------------------------------------

         Balance, September 30, 2000                                7,830,426          (736,243)       7,094,183
         Adjustment for Central Park pre-acquisition
             liabilities                                             (137,610)                -         (137,610)
         Amortization expense for the year ended
             September 30, 2001                                             -          (391,469)        (391,469)
         ---------------------------------------------------------------------------------------------------------

         Balance, September 30, 2001                          $     7,692,816    $   (1,127,712)  $    6,565,104
         =========================================================================================================

Read independent auditor' report. The accompanying notes
are an integral part of the consolidated financial statements                                                 F-17

                Ultimate Franchise Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2001 and 2000


3.       Acquisition and Disposition of Subsidiaries (continued)

         Changes in covenants not to compete and  accumulated  amortization  for the years ended September 30, 2001 and 2000 are as follows:
                                                                Non-compete       Accumulated          Net
                                                                 Convenants      Amortization         Amount
         ---------------------------------------------------------------------------------------------------------
         Balance, September 30, 1999                                  502,000          (388,458)         113,542

         Disposition of Seawest Subs                                 (502,000)          502,000                -
         Acquisition of Central Park                                  600,000                 -          600,000
         Amortization expense for the year ended
              September 30, 2000                                            -          (173,542)        (173,542)
         ---------------------------------------------------------------------------------------------------------

         Balance, September 30, 2000                             $    600,000     $     (60,000)    $    540,000
         Amortization expense for the year ended
              September 30, 2001                                            -          (300,000)        (300,000)
         =========================================================================================================

         Balance, September 30, 2001                             $    600,000     $    (360,000)    $    240,000
         =========================================================================================================

         During the year ended September 30, 2000, we formed our Central Park of America, Inc. subsidiary and acquired the franchising assets and certain corporately-owned restaurants from Central Park USA, Inc. We also disposed of the Seawest Sub Shops sandwich chain and Mountain Mike's Pizza chain during the year ended September 30, 2000. The acquisition has been accounted for using the purchase method of accounting, and the results of the acquired business has been included in the consolidated financial statements since the date of acquisition.


Read independent auditor' report. The accompanying notes
are an integral part of the consolidated financial statements               F-18

                Ultimate Franchise Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2001 and 2000


3.       Acquisition and Disposition of Subsidiaries (continued)

                  Central Park of America, Inc.
                  -----------------------------

                  On July 19, 2000, through our Central Park of America, Inc. ("Central Park") subsidiary, we purchased the franchising assets and certain other assets pertaining to corporately-owned restaurants from Central Park U.S.A., Inc. Central Park is the franchisor of the Central Park hamburger sandwich restaurant chain located in Tennessee, Alabama, Georgia and Utah.

                  The purchase price of Central Park consisted of the issuance of notes payable with a discounted value of $1,669,854, cash of $800,000 and 435,000 shares of our common stock valued at $0.32 per share ($139,200). Additionally, we entered into three separate noncompete agreements with former shareholders and/or officers with a discounted valued of $600,000, as evidenced by three notes payable for the same amount. The transaction was recorded as follows:

                  Total consideration paid                       $   2,609,054
                  Less fair value of assets acquired                  (994,904)
                  Value of noncompete agreements                      (600,000)
                  Liabilities assumed                                1,786,380
                  Transaction costs                                    139,759
                  --------------------------------------------------------------
                  Excess of cost over net assets acquired        $   2,940,289
                  ==============================================================

                  During   the  year   ended   September   30,   2001,   certain
                  pre-acquisition liabilities in the amount of $137,610 were waived and offset against the acquired goodwill.

Read independent auditor' report. The accompanying notes
are an integral part of the consolidated financial statements               F-19

                Ultimate Franchise Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2001 and 2000


3.       Acquisition and Disposition of Subsidiaries (continued)

                  Quality Franchise Systems, Inc.
                  -------------------------------

                  On September 30, 1997, through our wholly-owned subsidiary, Admiral's Fleet, Inc., we purchased all of the outstanding shares of Quality Franchise Systems, Inc. ("QFS"). QFS is the franchisor of Mountain Mike's Pizza restaurants located in Northern California.

                  Effective April 28, 2000, we sold the Mountain Mike's Pizza franchise concept to Concept Acquisitions, LLC ("COAC") for a total of $3,543,179 consisting of $3,000,000 cash, a non-interest bearing note due on September 30, 2002 with a discounted value of $165,534 and other consideration with a discounted value of $377,645. Our former chief operating officer and director who resigned in April 2000 control COAC. The other consideration represents an 18% equity interest in COAC or at our discretion in April 2008, we may convert this equity interest into a note receivable of $800,000 with interest at 3% above the five-year government bond rate, payable quarterly with all principal and any accrued but unpaid interest due and payable in five years from the date of conversion. Since it was our intention to convert the equity interest into a note receivable, we carried this consideration as a note receivable with a discounted value of $411,566. For the year ended September 30, 2000, we recorded a loss on the disposal of the Mountain Mike's Pizza franchise concept in the amount of $535,506 as follows:

                     Total consideration received             $    3,543,179
                     Net goodwill                                 (3,656,745)
                     Net tangible assets sold                       (156,255)
                     Liabilities assumed                              48,627
                     Transaction costs                              (314,312)
                     ---------------------------------------------------------
                     Loss on disposal of franchise concept    $      535,506
                     =========================================================

                  In March 2001, we received $50,000 under a note payable to an entity related to COAC. In connection with this note agreement, we granted the lender an open option to acquire our interest in the note receivable with a face value of $800,000 and a discounted value of $411,566 for $265,000 payable to us by March 2004. The discounted value of the $265,000 receivable was $199,983. As a result, we recorded an impairment on the $411,566 receivable balance in the amount of $211,583.

                  In addition, in January 2001, we settled on the note receivable from COAC with a face amount of $200,000 and a discounted value of $177,022 for $69,400 cash and $107,622 of operating expenses paid on our behalf by COAC.

Read independent auditor' report. The accompanying notes
are an integral part of the consolidated financial statements               F-20

                Ultimate Franchise Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2001 and 2000

3.       Acquisition and Disposition of Subsidiaries (continued)

                  Seawest Sub Shops, Inc.
                  -----------------------

                  On June 30, 1997, through our wholly-owned subsidiary, Admiral Subs of Washington, Inc., we acquired all of the outstanding shares of Seawest Sub Shops, Inc. ("Seawest"). Seawest is a franchisor of sandwich restaurants in Seattle, Washington.

                  Effective August 31, 2000, we sold the Seawest Sub Shops chain to Clark Retail Development Company ("Clark") for a note receivable of $55,000. Clark also assumed certain indebtedness of ours of approximately $207,000. For the year ended September 30, 2000, we recorded a loss on the disposal of the Seawest Sub Shops franchise concept in the amount of $307,586 as follows:

                  Total consideration received                     $    55,000
                  Net goodwill                                        (726,108)
                  Net tangible assets sold                             (28,095)
                  Notes payable assumed                                207,400
                  Other liabilities assumed or extinguished            184,217
                  --------------------------------------------------------------
                  Loss on disposal of franchise concept            $   307,586
                  ==============================================================

Read independent auditor' report. The accompanying notes
are an integral part of the consolidated financial statements               F-21

                Ultimate Franchise Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2001 and 2000


4.       Notes Receivable

         Notes receivable are comprised of the following at September 30, 2001 and 2000:

                                                                                    2001              2000
         ---------------------------------------------------------------------------------------------------------
         $800,000 note receivable from COAC from sale of Mountain Mike's
             Pizza; written down by $211,583 to $265,000 in March 2001, payable in full by March 31, 2004, net of unamortized discount of
             $54,791 at September 30, 2001.                                     $    210,209       $    392,702

         $200,000 note receivable from COAC from sale of Mountain Mike's
              Pizza, non-interest bearing; due in September 2002; paid in full in 2001 through receipt of cash of $69,400, application against operating expenses of $107,622, and unamortized discount
              of $22,978.                                                                  -            172,714

         $55,000 note receivable from Clark from sale of Seawest; due
             September 2003                                                           55,000             55,000

         Various notes receivable from franchisees; payable in monthly principal and interest installments with maturity dates through
             September 2003; includes the effects of an impairment recognized
             in the amount of $87,622.                                               207,600            179,671

         $25,000 note receivable from Weight Loss Forever, Inc.; due
             September 2002.                                                          25,000                  -
         ---------------------------------------------------------------------------------------------------------
                                                                                     497,809            800,087

         Less current portion                                                       (167,776)           (63,584)
         ---------------------------------------------------------------------------------------------------------
                                                                                 $   330,033     $      736,503
         =========================================================================================================

Read independent auditor' report. The accompanying notes
are an integral part of the consolidated financial statements                                                 F-22

                Ultimate Franchise Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2001 and 2000


5.       Investment Securities

         The following summarizes our portfolio of investment securities as of September 30, 2001 and 2000:

         ------------------------------------------------------------------------------------
         Carrying value at October 1, 1999                                        $         -
         Purchase of investment securities                                            706,114
         Cumulative unrealized gains on investment securities                          83,316

         ------------------------------------------------------------------------------------
         Carrying value at September 30, 2000                                         789,430
         Reclassification adjustment of unrealized gains due to an
           other than temporary decline in market value                               (83,316)
         Recognition of impairment in value of investment securities
           due to other than temporary decline in market value                       (671,828)
         Purchase of investment securities                                             35,389
         ------------------------------------------------------------------------------------

         Carrying value at September 30, 2001                                     $    69,675
         ====================================================================================

         Changes in the unrealized holding gains on investment securities classified as available-for-sale during the years ended September 30, 2001 and 2000, which are reported in accumulated other comprehensive income, are as follows:

         ------------------------------------------------------------------------------------
         Balance at October 1, 1999                                               $         -
         Gross unrealized gains on investment securities                               83,316

         ------------------------------------------------------------------------------------
         Balance at September 30, 2000                                                 83,316
         Reclassification adjustment for permanent impairment of
           investment securities                                                      (83,316)
         ------------------------------------------------------------------------------------

         Balance at September 30, 2001                                            $         -
         ====================================================================================

         As reflected  above,  in July 2001 we (through our Sobik's  subsidiary)
         acquired  2,997,368  shares  of  youticket.com,   Inc.  ("YTIX")  which
         represents  9%  of  its  total  outstanding  shares.  This  holding  is reflected on our  consolidated  balance sheets at cost in the amount of
         $35,389, which approximates fair market value.

Read independent auditor' report. The accompanying notes
are an integral part of the consolidated financial statements                            F-23

                Ultimate Franchise Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2001 and 2000


6.       Property and Equipment

         Property and equipment are comprised of the following at September 30, 2001 and 2000:

                                                                                      2001               2000
         ---------------------------------------------------------------------------------------------------------
         Land and buildings                                                       $  371,771       $    912,633
         Machinery and equipment                                                     318,092            867,700
         Office and computer equipment                                                98,544            174,413
         Vehicles                                                                     87,206             92,636
         Leasehold improvements                                                       87,787            385,019
         ---------------------------------------------------------------------------------------------------------
                                                                                     963,400
         Less accumulated depreciation                                              (494,212)        (1,315,564)
         ---------------------------------------------------------------------------------------------------------

         Net property and equipment                                               $  469,188       $  1,116,837
         =========================================================================================================

7.       Accrued Expenses

         Accrued expenses are comprised of the following at September 30, 2001 and 2000:

                                                                2001              2000
         ----------------------------------------------------------------------------------
         Accrued payroll and payroll-related items              3,551            200,883
         Accrued interest                                     157,955            118,813
         Accrued marketing expenses                                 -            118,111
         Liability to issue common stock                       58,650            112,700
         Accrued sales tax payable                             38,839             45,434
         Accrued professional and consulting                  144,311              8,400
         Other accrued expenses                                47,000            209,060
         ----------------------------------------------------------------------------------

                                                          $   450,306         $  813,401
         ==================================================================================

Read independent auditor' report. The accompanying notes
are an integral part of the consolidated financial statements                          F-24

                Ultimate Franchise Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2001 and 2000


8.       Long-Term Debt

         Long-term debt consists of the following at September 30, 2001 and 2000:

                                                                                         2001            2000
         ------------------------------------------------------------------------- --------------- ---------------
         Note payable to former owners of acquired subsidiary, payable in monthly installments of interest only at the prime lending rate less 0.5% (.5.5% at September 30, 2001) through July 2002 and then payable in equal monthly principal and interest installments of $12,387 through July 2005; collateralized by certain accounts
             receivable, real and personal property and inventory.                 $     208,007   $     396,759

         Note payable to former owner of acquired subsidiary, monthly interest only payments at the greater of the prime lending rate plus 3%
             (8% at September 30, 2001) or 12% through July 2002 and then payable in equal monthly principal and interest installments of
             $11,625 through July 2005; collateralized by certain accounts
             receivable, real and personal property and inventory.                       350,000         350,000

         Note payable to former owner of acquired subsidiary, monthly interest only payments at the greater of the prime lending rate plus 3%
             (8% at September 30, 2001) or 12% through July 2002 and then payable in equal monthly principal and interest installments of
             $6,321 through July 2005; collateralized by certain accounts
             receivable, real and personal property and inventory.                       100,000         100,000

         Convertible note payable in the face amount of $950,000; non-interest bearing until July 2002 and then monthly principal and interest payments at 7% until July 2010 of $12,952; net of unamortized discount of $70,794 at September 30, 2001. The note is
             convertible into Company common stock at $1.00 per share
             beginning July 2001. This note is uncollateralized.                         879,206         871,190

         Convertible note payable to former owners of acquired subsidiary, interest accrues at 7% until July 2005 and then monthly principal and interest payments of $3,960 until July 2010. The note is convertible into Company common stock at $1.00 per share
             beginning July 2001.  This note is uncollateralized.                        200,000         200,000

         Three notes payable in the cumulative face amount of $600,000 issued in connection with the Central Park acquisition for non-compete agreements, these notes bear interest at 7% until July 2005 and then payable in equal aggregate monthly payments until July 2010.
             These notes are uncollateralized.                                           600,000         600,000

         Note payable with quarterly interest only payments at 7% until maturity
             at July 2002.  This note is uncollateralized.                                50,000          50,000

Read independent auditor' report. The accompanying notes
are an integral part of the consolidated financial statements                                               F-25

                Ultimate Franchise Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2001 and 2000

8.       Long-Term Debt (continued)

                                                                                         2001            2000
         ---------------------------------------------------------------------------------------------------------
         Note payable to former owner of acquired subsidiary; monthly interest-only payments at 7% through July 2000; thereafter monthly principal and interest payments of $3,019 are due through
             July 2007; collateralized by royalty revenues generated by the
             Sobik's franchises.                                                         173,067         196,285

         Note payable to bank assumed upon the Li'l Dino's acquisition;
             payable in monthly principal installments of $6,012 plus interest at the bank's prime lending rate plus 1% (6% at September 30, 2001) through February 2004; collateralized by a cash deposit at the bank and a personal guarantee of the prior owners of Li'l Dino's. 180,369 255,890

         Four notes payable to individuals with an aggregate face amount of
             $350,000; all unpaid principal and interest at 8% currently
             past-due; collateralized by a personal guarantee of our chief                80,000         100,000
             executive officer.

         Two notes payable to individuals with an aggregate face amount of
             $150,000; quarterly interest at 15% and principle payments of
             $10,840 begin in October 2001, and continue through July 2006.              150,000               -
             Non-collateralized.

         The series "G" convertible debenture with an aggregate face amount of $575,000; interest is paid monthly at 12%; as of September 30, 2001 $225,000 had been converted into 2,173,661 shares of common stock. This debt matures in January 2002.
             Non-collateralized 350,000 -

         Three notes payable to individuals; monthly interest-only payments at
             15% due through November 2004, at which time any remaining unpaid principal and interest is due; these notes are uncollateralized and are net of unamortized loan costs of $90,000 and $114,000 respectively. We are in arrears with respect to the interest
             payments and thus have classified these notes as currently due.              90,000          66,000

Read independent auditor' report. The accompanying notes
are an integral part of the consolidated financial statements                                               F-26

                Ultimate Franchise Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2001 and 2000

8.       Long-Term Debt (continued)

                                                                                         2001           2000
         ---------------------------------------------------------------------------------------------------------
         Mortgage note payable to former owner of Pastry Products Producers,
             LLC; monthly payments of $2,494 including principal and interest at 10% due through November 2004, at which time any remaining unpaid principal and interest is due; collateralized by real
             property.                                                                    80,943         101,637

         Various uncollateralized notes payable; due with various monthly
             principal and interest payments; maturing at various dates through          100,215         131,569
             July 2005.
         ---------------------------------------------------------------------------------------------------------
                                                                                       3,591,807       3,419,330

         Less current portion                                                           (878,166)       (417,140)
         ---------------------------------------------------------------------------------------------------------

         Total long-term debt                                                      $    2,713,641  $    3,002,190
         =========================================================================================================

         As noted above, in December 2000 we issued our series G convertible debenture for $575,000. These debentures are convertible in whole or in part to our common stock at a conversion price equal to 65% of the three day average closing price prior to the date of conversion period. Since the debentures are convertible at a discount, we have recorded a charge to operations in the amount of $309,615 for the beneficial conversion feature.

         Interest expense on long-term debt during the years ended September 30, 2001 and 2000 amounted to $476,167 and $351,984, respectively.

         The annual maturities of long-term debt for the five years subsequent to September 30, 2001 are as follows:

                                                             Total
                -------------------------------------------------------
                2002                                    $     878,166
                2003                                          357,924
                2004                                          435,653
                2005                                          470,372
                2006                                          343,688
                Thereafter                                  1,106,004
                -------------------------------------------------------
                                                        $   3,591,807
                =======================================================

Read independent auditor' report. The accompanying notes
are an integral part of the consolidated financial statements               F-27

                Ultimate Franchise Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2001 and 2000


9.       Stockholders' Equity

         The following is a synopsis of significant transactions involving stockholders' equity accounts:

         Preferred Series C
         ------------------

         In September 1997, we designated and issued 120 shares of no par value Series C convertible preferred stock ("Preferred Series C") in connection with the acquisition of QFS. The preferred series C stock is entitled to cumulative dividends at a rate of $32.50 per share per quarter and is convertible into common stock at a rate of 13.32 shares of common stock for each preferred share with a face amount of $1,000. The stock is redeemable at our option or in liquidation at a rate of $1,000 per share.

         Redeemable Preferred Series F
         -----------------------------

         In June 1999, we designated 250 shares of no par value Series F non-voting redeemable cumulative preferred stock ("Redeemable Preferred Series F"). The Redeemable Preferred Series F stock is entitled to cumulative, preferential dividends at a rate of $1,000 per share. The holders of the Redeemable Preferred Series F stock could have required us to repurchase the stock at $12,500 per share anytime between June 1, 2001 and August 1, 2001. In June 1999, holders of 1,875 shares of our Preferred Series D stock converted their shares into 187.5 shares of Redeemable Preferred Series F stock. Also in June 1999, holders of 10 shares of our Preferred Series E stock converted their shares into 10 shares of Redeemable Preferred Series F stock. The carrying value of the 1,875 shares of Preferred Series D stock was $3,126,288 and the carrying value of the 10 shares of Preferred Series E stock was $100,000 for a total conversion carrying value of $3,226,288. The redemption value of the 197.5 shares of Redeemable Preferred Series F stock is $2,468,750. The difference of $757,538 between the total carrying value (of the Preferred Series D and Preferred Series E stocks) and the redemption value of the Redeemable Preferred Series F stock was credited to common stock.

         In November 2000, we issued a dividend to the holders of the Series F preferred stock. The dividend consisted of 32,918 shares of common stock with a value of $49,375 being issued to all shareholders on record.

         In December 2000, we redeemed all the outstanding Redeemable Preferred Series F stock with a value of $2,468,750 through the payment of $500,000 cash and the issuance of 1,975,000 shares of common stock.

Read independent auditor' report. The accompanying notes
are an integral part of the consolidated financial statements               F-28

                Ultimate Franchise Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2001 and 2000


9.       Stockholders' Equity (continued)

         Preferred Series H
         ------------------

         In July 2001, we designated 100 shares of $100 par value Series H voting preferred stock. As of the date of these financials there were no shares issued or outstanding.

         Redeemable Common Stock
         -----------------------

         In connection with our acquisition of Seawest, the prior owner of Seawest has the right to require us to repurchase 9,000 shares at a purchase price of $32.55 per share for a total repurchase value of $293,000.

         Stock Subscriptions Receivable
         ------------------------------

         During 1998, we sold 50,000 shares of common stock valued at $687,500 to our Chief Financial Officer in exchange for subscription notes receivable. The underlying stock subscription agreement bears interest at 9.5% per annum and is currently due. The shareholder also retains the right to require us to repurchase the shares in exchange for the cancellation of the note.

         The fair value of the subscription was based on the quoted market price of our common stock on the date of issuance. All accrued interest through September 30, 2001 has been waived by the Board of Directors.

         During the year ended September 30, 2000, our former Chief Operating Officer and a former consultant returned a total of 160,000 shares of common stock to us upon cancellation of their subscription agreements.

         Stock Issued for Services
         -------------------------

         For the years ended September 30, 2001 and 2000, we issued 652,067 and 190,500 shares of common stock, respectively, in exchange for consulting and legal services. The aggregate fair value of these shares was $276,269 and $465,900, respectively, based on the market value of the stock on the date of issuance. In addition, we issued 610,000 shares of common stock to our employees as a bonus in September 2001. The fair market value of these shares was $73,600.

Read independent auditor' report. The accompanying notes
are an integral part of the consolidated financial statements               F-29

                Ultimate Franchise Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2001 and 2000


9.       Stockholders' Equity (continued)

         Stock Issued to Form Joint Venture
         ----------------------------------

         In July 2001, we entered into a pre-organization agreement with Gator's Dockside Licensing, LLC to explore the formation of a joint venture between our two companies. This joint venture would be organized to begin franchising the Gator's Dockside restaurant concept. As consideration in the formation of the joint venture, we issued 4,000 shares of our common stock.

         Conversion of Debt to Equity
         ----------------------------

         During the year ended September 30, 2001, we issued 2,173,661 shares of common stock to convert $225,000 of our series G convertible debentures into common stock.

         During the year ended September 30, 2000, we issued 174,374 shares of our common stock with a fair value of $435,936 in exchange for the extinguishment of long-term debt and accrued interest.

         Stock Issued for Investment Security
         ------------------------------------

         In July 2000, we issued 100,000 shares of our common stock in exchange for the publicly traded common stock of an unrelated company.

         Authorized Number of Common Shares
         ----------------------------------

         In December 2000, we increased our authorized shares of common stock from 50,000,000 shares to 100,000,000 shares.

         Reverse Stock Split
         -------------------

         On August 17, 2001 we completed a one-for-ten reverse stock split of all our outstanding common stock. This reduced our total outstanding shares of common stock from 81,259,142 to 8,125,914. The consolidated financial statements and accompanying notes have been retroactively adjusted to reflect the effect of the split.

Read independent auditor' report. The accompanying notes
are an integral part of the consolidated financial statements               F-30

                Ultimate Franchise Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2001 and 2000


9.       Stockholders' Equity (continued)

         Minority Interest
         -----------------

         In February 2001, we completed a reverse merger whereby 100% of the outstanding common stock of our wholly-owned subsidiary, SBK Franchise Systems, Inc. the franchisor of the Sobik's Sub chain, was acquired by Krypton Distribution Corp. ("Krypton"), a Florida corporation, in exchange for 17,445,664 shares of Krypton common stock, which constituted approximately 85% of the issued and outstanding common stock of Krypton at the date of closing. Upon closing, the board of directors of the former SBK Franchise Systems, Inc. assumed control of Krypton and changed the Company's name to Sobik's International Franchising, Inc.

         During the year ended September 30, 2001, SBK Franchising issued approximately 5.1 million shares and warrants to purchase 500,000 shares in exchange for consulting services in the amount of $654,732. We use the balance sheet approach, as described in Staff Accounting Bulletin 5H, to account for the subsidiary's offering in excess of the parent's carrying value. Therefore, the accompanying consolidated statement of stockholders' equity reflects a capital contribution in the amount of $306,936.

         As of September 30, 2001, we own approximately 77% of the outstanding common stock of this subsidiary. The accompanying consolidated financial statements appropriately reflect a minority interest in the amount of $257,875 and the minority's share of the subsidiary's loss in the amount of $125,311.

         Common Stock Options and Warrants
         ---------------------------------

         In February 1999, we approved the 1998 Incentive Plan ("Incentive Plan") to enable us to offer our employees and consultants equity interests. There are 150,000 shares designated under the Incentive Plan and are fully vested upon grant. In October 1999, we granted options to purchase a total of 3,500 shares of common stock to a non-officer employee with an exercise price of $1.60 per share with an expiration date of October 2002.

         We also grant stock options outside of the Incentive Plan. In November 2000, we issued three separate traunches of options of 10,000 each to purchase a total of 30,000 shares of common stock in exchange for investor relations services. The exercise price was $1.00, $1.20, and $1.50, respectively, and the options expire in November 2005. In October 1999, we granted options to purchase a total of 406,500 shares of common stock to ten individuals including 253,500 shares to two officers and two employees of the company. The options were issued at exercise prices ranging from $1.60 to $5.00 per share and expire in October 2004.

Read independent auditor' report. The accompanying notes
are an integral part of the consolidated financial statements               F-31

                Ultimate Franchise Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2001 and 2000


9.       Stockholders' Equity (continued)

         In July 2000, we issued options to purchase a total of 300,000 shares of common stock as part of the consideration paid for our investment in marketable equity securities. The options were issued at an exercise price of $2.79 per share and expire in June 2002.

         In July 2000, we issued options to purchase a total of 20,000 shares of common stock in exchange for consulting services. The exercise price was $2.29 per share and the options expire in July 2007.

         In August 1998 and December 1997, we granted options to purchase 100,000 shares each of common stock to our President and Chief Executive Officer. The options were issued with an exercise price of $1.55 and $2.75 per share, respectively, with expiration dates of August 2001 and December 2000, respectively. As of September 30, 2001 the President's options were allowed to expire.

         The Company had 1,000,857 options outstanding at September 30, 2001 consisting of 62,000 outstanding options under the Incentive Plan and 938,857 options issued outside of the Incentive Plan. Changes in options outstanding for the year ended September 30, 2001 and 2000 under the Incentive Plan and options outstanding outside of the Incentive Plan are summarized as follows:

         Options Within the Incentive Plan
         ---------------------------------

                                                                                                       Weighted-
                                                                                   Weighted-            Average
                                                                                     Average         Fair Value
                                                                                    Exercise         of Options
                                                                   Shares              Price            Granted
         ---------------------------------------------------------------------------------------------------------
         Balance, September 30, 1999                               84,500        $      2.00        $         -

         Granted                                                    3,500               1.60               1.60
         Less options expired                                     (12,500)              2.00                  -
         ---------------------------------------------------------------------------------------------------------

         Balance, September 30, 2000                               75,500               2.00                  -
         Less options expired                                     (13,500)              2.00                  -
         ---------------------------------------------------------------------------------------------------------

         Balance, September 30, 2001                               62,000        $      1.94                  -
         =========================================================================================================

Read independent auditor' report. The accompanying notes
are an integral part of the consolidated financial statements                                                 F-32

                Ultimate Franchise Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2001 and 2000


9.       Stockholders' Equity (continued)

         Options Outside of the Incentive Plan
         -------------------------------------
                                                                                                      Weighted-
                                                                                   Weighted-            Average
                                                                                     Average         Fair Value
                                                                                    Exercise         of Options
                                                                   Shares              Price            Granted
         ---------------------------------------------------------------------------------------------------------
         Balance, September 30, 1999                              393,707              11.10                  -

         Granted                                                  726,500               2.90               2.90
         Less options expired                                     (10,000)             39.30                  -
         ---------------------------------------------------------------------------------------------------------
         Balance, September 30, 2000                            1,110,207        $      5.80                  -

         Granted                                                   30,000               1.23               1.23
         Less options expired                                    (201,350)              3.09                  -
         ---------------------------------------------------------------------------------------------------------

         Balance, September 30, 2001                              938,857        $     10.42                  -
         =========================================================================================================

         The following table summarizes information about options outstanding at September 30, 2001:

                                                                     Options Outstanding and Exercisable
                                                           ---------------------------------------------------------
                                                                                     Weighted-          Weighted-
                                                                                       Average            Average
           Range of                                                                  Remaining           Exercise
           Exercise Prices                                           Shares   Contractual Life              Price
           ---------------------------------------------------------------------------------------------------------
           $1.00 to $7.50                                           875,857        20.4 months             $ 2.98
           $19.20 to $39.30                                         125,000        14.5 months             $26.88
           ---------------------------------------------------------------------------------------------------------
                                                                  1,000,857        19.7 months             $ 5.96
           =========================================================================================================

Read independent auditor' report. The accompanying notes
are an integral part of the consolidated financial statements                                                 F-33

                Ultimate Franchise Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2001 and 2000


9.       Stockholders' Equity (continued)

         The Financial Accounting Standards Board issued Statement No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation", which provides that expense equaled to the fair value of all stock based awards on the date of the grant over the testing period be recognized.

         Pursuant to APB 25, however, no compensation cost has been recognized for options granted to employees at exercise prices which equal or exceed the market price of our common stock at the date of grant. Options granted at exercise prices below market prices are recognized as compensation cost measured as the difference between market price and exercise price at the date of grant.

         FAS 123 requires entities that choose to continue to apply APB 25 to provide pro forma information regarding net income and earnings per share as if compensation cost for our employee stock options had been determined in accordance with the fair value based method prescribed in FAS 123. We estimate the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants for the years ended September 30, 2001 and 2000: no dividend yield; an expected life of five years; expected volatility of 64%, and risk-free interest rate of 5.5%.

         Under the accounting provisions of FAS 123, our net loss and loss per share would have changed to the pro forma amounts indicated below for the years ended September 30, 2001 and 2000 (no options were granted to employees in 2001):

                                                                2000
              ------------------------------------------------------------
              Net loss applicable to common stock
                  As reported                              $  (3,218,793)
                  Proforma                                 $  (3,592,967)
              Loss per share - basic and diluted
                  As reported                              $       (1.07)
                  Proforma                                 $       (1.19)
              ============================================================

Read independent auditor' report. The accompanying notes
are an integral part of the consolidated financial statements               F-34

                Ultimate Franchise Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2001 and 2000


10.      Commitments and Contingencies

         Operating Leases
         ----------------

         We lease office space and restaurant land space under certain operating leases which expire in various dates through September 2006. Total rent expense for the years ended September 30, 2001 and 2000 was $226,492 and $156,324, respectively.

         Future annual minimum lease payments due under these operating leases for the five year subsequent to September 30, 2001 are as follows:


                    2002                                     $   124,070
                    2003                                         118,071
                    2004                                         106,716
                    2005                                          85,059
                    2006                                          52,386
                    ------------------------------------------------------
                                                             $   486,302
                    ======================================================

         Legal Issues
         ------------

         On August 2, 1999, shareholders of Li'l Dino Management Corporation (the prior owners of Li'l Dino Corporation) filed a complaint against the Company and some of its officers in the United States District Court for the Middle District of North Carolina. We were served with this complaint on August 5, 1999. The allegations in the complaint relate to our acquisition of substantially all of the assets of Li'l Dino.

         In February 2001, we entered into a confidential settlement and release agreement in this matter. All the terms of the settlement are being complied with. The entire amount of this settlement, which is appropriately reflected in the accompanying consolidated financial statements, did not have a material adverse effect on our operations.

         We are involved in various other lawsuits and litigation matters on an ongoing basis as a result of our day-to-day operations. However, we do not believe that any of these legal matters will have a material adverse effect on our financial position or results of operations.

Read independent auditor' report. The accompanying notes
are an integral part of the consolidated financial statements               F-35

                Ultimate Franchise Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2001 and 2000


10.      Commitments and Contingencies (continued)

         Franchise Agreements
         --------------------

         Under the terms of the various franchise agreements, which are for terms ranging from 10 to 15 years and contain various renewal options, the franchisees are obligated for the payment of the following fees.

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

Read independent auditor' report. The accompanying notes
are an integral part of the consolidated financial statements               F-36

                Ultimate Franchise Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2001 and 2000


11.      Income Taxes

         The components of income tax expense (benefit) for the years ended September 30, 2001 and 2000 are as follows:

                                                                 2001               2000
         ---------------------------------------------------------------------------------------
         Current:
             Federal                                      $              -   $              -
             State                                                       -                  -
         ---------------------------------------------------------------------------------------
                                                                         -                  -
         ---------------------------------------------------------------------------------------
         Deferred:
             Federal                                            (1,240,000)          (708,050)
             State                                                (219,000)          (124,950)
         ---------------------------------------------------------------------------------------
                                                                (1,459,000)          (833,000)
         ---------------------------------------------------------------------------------------
         Total current and deferred income taxes                (1,459,000)          (833,000)
         ---------------------------------------------------------------------------------------
         Increase in valuation allowance                         1,459,000            833,000)
         ---------------------------------------------------------------------------------------
         Total income taxes                               $              -   $               -
         =======================================================================================

Read independent auditor' report. The accompanying notes
are an integral part of the consolidated financial statements                               F-37

                Ultimate Franchise Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2001 and 2000


11.      Income Taxes (continued)
         Our net deferred  tax asset is comprised of the  following at September
         30, 2001 and 2000:

                                                                        2001               2000
         ----------------------------------------------------------------------------------------------
         Current deferred tax asset:
             Allowance for doubtful accounts                     $         18,000   $         33,000
             Prepaid interest                                                   -             12,000
         ----------------------------------------------------------------------------------------------
                                                                           18,000             45,000
         Less, valuation allowance                                        (18,000)           (45,000)
         ----------------------------------------------------------------------------------------------
         Net current deferred tax asset                          $              -   $              -
         ----------------------------------------------------------------------------------------------

         Non-current deferred tax asset:
             Net operating loss carryforwards                    $      4,516,000   $      3,387,000
             Property and equipment                                       166,000            132,000
             Stock and stock options issued for services                  443,000            431,000
             Investment securities                                        253,000            (31,000)
         ----------------------------------------------------------------------------------------------
                                                                        5,378,000          3,919,000
         Less, valuation allowance                                     (5,378,000)        (3,919,000)
         ----------------------------------------------------------------------------------------------
         Net non-current deferred tax asset                      $              -   $               -
         ----------------------------------------------------------------------------------------------
         Net deferred tax asset                                  $              -   $               -
         ==============================================================================================

         The following summary reconciles differences from taxes at the federal statutory rate with the effective rate:

                                                                         2001               2000
         ----------------------------------------------------------------------------------------------
         Income taxes at federal statutory rates                         (34.0)%            (34.0)%
         Operating loss with no tax benefit                               34.0               34.0
         ----------------------------------------------------------------------------------------------

         Income tax at effective rates                                     0.0%               0.0%
         ==============================================================================================

Read independent auditor' report. The accompanying notes
are an integral part of the consolidated financial statements                                      F-38

                Ultimate Franchise Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2001 and 2000


11.      Income Taxes (continued)

         At September 30, 2001, we had net operating loss carryforwards of approximately $12,000,000 for federal income tax purposes that expire as follows:


                    2012                            $    3,800,000
                    2018                                 1,700,000
                    2019                                   700,000
                    2020                                 2,800,000
                    2021                                 3,000,000
                    ------------------------------------------------
                                                    $   12,000,000
                    ================================================

12.      Operating Segments

         We define segments as each separate franchising concept we operate. We clearly view each business as a separate segment and makes decisions based on the activity and profitability of that particular segment.

         The reportable segments are defined as follows:

         o The franchise operations segment is engaged in the franchising of various quick-service restaurants located throughout the United States. These restaurants feature submarine sandwiches, hamburgers, soups and hot and cold side order items. We assists the franchisees with selecting suitable locations, assist on the negotiation of lease terms and store design, assist with securing of food product supply and purchase of furniture and fixtures.

         o The bakery and company-owned store segment is comprised of a bakery that primarily serves restaurant franchises and franchise concept stores that we operate on a temporary basis until a new franchise is located.

Read independent auditor' report. The accompanying notes
are an integral part of the consolidated financial statements               F-39

                Ultimate Franchise Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2001 and 2000


12.      Operating Segments (continued)

         The table below shows certain financial information by business segment for the years ended September 30, 2001 and 2000:

                                                                                  Bakery and
         Segment Reporting                                      Franchise         Restaurant       Consolidated
         September 30, 2001                                    Operations         Operations           Total
         ---------------------------------------------------------------------------------------------------------
         Revenue from external customers                    $   2,804,390      $   2,059,208      $   4,863,598
         Interest- net                                            426,860             14,477            441,337
         Permanent impairment of long-lived assets                971,033                  -            971,033
         Debt discount from beneficial conversion
           feature of convertible debentures                      309,615                  -            309,615
         Depreciation and amortization                            682,903            158,157            841,060
         Segment loss                                          (3,730,519)           (11,063)        (3,741,582)
         Segment assets                                         6,882,348          1,509,063          8,391,411
         =========================================================================================================

                                                                                  Bakery and
         Segment Reporting                                      Franchise         Restaurant       Consolidated
         September 30, 2000                                    Operations         Operations           Total
         ---------------------------------------------------------------------------------------------------------
         Revenue from external customers                    $   3,094,956      $   1,346,984      $   4,441,940
         Interest- net                                            318,633                  -            318,633
         Permanent impairment of long-lived assets                 70,101                  -             70,101
         Depreciation and amortization                            651,961             93,731            745,692
         Segment loss                                          (2,783,991)          (221,702)        (3,005,693)
         Segment assets                                         9,496,930          1,833,954         11,330,884
         =========================================================================================================

Read independent auditor' report. The accompanying notes
are an integral part of the consolidated financial statements                                                 F-40

                Ultimate Franchise Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2001 and 2000


13.      Subsequent Events

         A.  Letter of Intent to Acquire Restaurant Concept.
             -----------------------------------------------

             In November 2001, we issued a letter of intent to purchase 100% of the outstanding common stock of a franchisor of a mexican fast-food concept, consisting of approximately 70 stores throughout the United States.

         B.  Noble International Investments, Inc.
             -------------------------------------

             In December 2001, we entered into a one year agreement with Noble International Investments, Inc. ("Noble"), whereby Noble will become a market maker in our stock, and will assist us in meeting our obligation associated with the Series G convertible debentures which mature in January 2002. As consideration for these services we have agreed to pay $5,000 each month beginning in December 2001. In addition, Noble will receive five year "cashless exercise" warrants to purchase 5% of our outstanding common stock at $.10 per share. Half of these options vest immediately, and the remainder will vest in March 2002.

Read independent auditor' report. The accompanying notes
are an integral part of the consolidated financial statements               F-41

                                    PART III

Item 8. Directors, Executive Officers and Control Persons

The following table sets forth certain information with respect to the executive officers and directors. Each director holds such position until the next annual meeting of our shareholders and until his successor has been duly qualified and elected. Any of our officers may be removed, with or without cause, by the board of directors.

--------------------------------------------------------------------------------
                                Director/Date
      Name                Age    Elected         Office or Position
--------------------------------------------------------------------------------
Christopher M. Swartz     31   Yes/ Apr 1996   Chairman, President and Chief
                                               Executive Officer
Eric T. Swartz            35   Yes/ Apr 1996   Secretary
Michael F. Cronin         45   Yes/ Apr 2000   Chief Financial Officer/Treasurer
                                               and Chief Operating Officer
--------------------------------------------------------------------------------

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

Eric T. Swartz has been a Director and Secretary since April, 1996. He was awarded his J.D. degree and undergraduate degree from Syracuse University College of Law and Syracuse University, respectively. From October 1993 to the present he has been a partner in the Swartz Law Firm, P.C. and was associated with the law firm of Pease and Willer after graduating from law school in 1992. Mr. Swartz is the brother of Christopher M. Swartz.

Michael F. Cronin has been Chief Financial Officer since March 8, 1998, Treasurer since January 1, 1999 and a director since April 2000. He also became Chief Operating Officer in May 2000 after the resignation of this position by Bradley L. Gordon. He is a Certified Public Accountant who has managed his own practice, specializing in S.E.C audits and business and tax planning, since February 1985. He has been licensed in New York State for 17 years. Mr. Cronin is a graduate of St. John Fisher College. From 1979 to 1985 Mr. Cronin was employed as a staff accountant and partner in a regional public accounting firm in Rochester, NY. Mr. Cronin served in the United States Marine Corps for three years and was honorably discharged in 1976.

In July 2001, S. Elliott Davenport resigned as Director. Mr. Davenport owned the Central Park Hamburger chain prior to its merger with the Company.

Item 9. Executive Compensation

The following table sets forth the cash compensation of our executive officers and directors during each of the last three fiscal years. The remuneration described in the table does not include the cost to the company of benefits such as health insurance premiums, and other benefits, furnished to the named executive officers, that are extended in connection with the ordinary conduct of our business. The value of such benefits cannot be precisely determined, however no executive officer named below received any such benefits in excess of the lesser of $25,000 or 10% of such officer's cash compensation.

                                          Summary Compensation Table

-----------------------------------------------------------------------------------------------------------------------
                           Annual Compensation                                       Long Term Compensation
-----------------------------------------------------------------------------------------------------------------------
                                                                           Awards      Awards    Payouts    All Other
                                                                        ----------------------------------------------
   Name & Principal                                        Other Annual  Restricted   Options      LTIP
       Position            Year       Salary      Bonus    Compensation  Stock in $   SARS (#)  Payouts ($)
-----------------------------------------------------------------------------------------------------------------------
                           2001      $ 175,000     $ 0          $ 0     $ 22,000           0          $ 0         $ 0

 Christopher M. Swartz     2000      $ 175,000     $ 0          $ 0          $ 0           0          $ 0         $ 0
    President & CEO
                          1999(a)    $  96,154     $ 0          $ 0          $ 0     200,000(b)       $ 0         $ 0
                           2001      $ 140,000     $ 0          $ 0     $ 22,000           0          $ 0         $ 0

-----------------------------------------------------------------------------------------------------------------------
   Michael F. Cronin       2000      $ 130,625     $ 0          $ 0          $ 0     100,000          $ 0         $ 0
Chief Financial Officer
& Chief Operating Officer  1999(a)   $  84,615     $ 0          $ 0          $ 0           0          $ 0         $ 0
                           2001      $  99,588     $ 0          $ 0          $ 0           0          $ 0         $ 0

-----------------------------------------------------------------------------------------------------------------------
  S. Elliott Davenport    2000(c)    $  25,412     $ 0          $ 0          $ 0           0          $ 0         $ 0
      Director
                          1999(a)    $       0     $ 0          $ 0          $ 0           0          $ 0         $ 0
-----------------------------------------------------------------------------------------------------------------------

(a) Due to a change in fiscal years, 1999 compensation covers only a nine month period.

(b) Options on 200,000 shares granted to Mr. Swartz in 1997 and 1998 expired in 2001.

(c) Mr. Davenport joined the Company in July 2000, and resigned in July 2001.

Employment Contracts:

Mr. Cronin and Mr. Davenport had employment contracts with the Company. The following table summarizes the significant terms of these agreements:

-----------------------------------------------------------------------------------------------------------------
                                                                                        Termination
                                                                                           Clause
                                                                            Initial        Salary     Change in
                                               Commencement                  Annual     Continuation   Control
      Name                   Position               Date           Term   Compensation     Period    Arrangement
-----------------------------------------------------------------------------------------------------------------
Michael F. Cronin        Director,                July 31, 1998   3 Years   $ 125,000    12 Months        No
                     Chief Financial Officer
                     & Chief Operating Officer

S. Elliott Davenport    Former Director           July 19, 2000    1 Year   $ 125,000       None          No
-----------------------------------------------------------------------------------------------------------------

Options and Rights Granted to Purchase Common Stock:

The following table summarizes options and rights to purchase common stock that were granted or issued to executive officers and directors over each of the last two fiscal years:
---------------------------------------------------------------------------------------------------------------------------
                                         Number                                                   Percent of
                                           of     Number of                                          Total
                                         Options  Shares of     Date of                 Exercise    Options
                                         Granted   Common       Grant                   Price of  Granted to
                                          (in       Stock        or         Expiration  Purchase   Employees
        Name              Position       Shares)  Purchased    Purchase        Date     Price     During Year
---------------------------------------------------------------------------------------------------------------------------
  Bradley L. Gordon(a) Former
                        Chief Operating   100,000            Oct 15, 1999  Oct 15, 2004  $ 0.029      13.7%
                       Officer/Director

  Michael F. Cronin    Chief Financial    100,000            Oct 15, 1999  Oct 15, 2004  $ 0.029      13.7%
                       Officer and Chief
                       Operating Officer
---------------------------------------------------------------------------------------------------------------------------


(a)  Mr. Gordon resigned as Chief Operating Officer and Director in April 2000.

The following table sets forth information regarding the value of Options and Stock Appreciation Rights granted to our officers during 2000:

----------------------------------------------------------------------------------------------------------------------------
                                                       Number of Securities Underlying         Value of In-The-Money
                                                        Unexercised Options and SAR's            Options and SAR's
                                                            at September 30, 2001              at September 30, 2001
----------------------------------------------------------------------------------------------------------------------------
                   Shares Acquired
Name and Position    on Exercise     Value Realized     Exercisable      Unexercisable     Exercisable    Unexercisable
----------------------------------------------------------------------------------------------------------------------------
Bradley L. Gordon        None             None           100,000             None              None           None
 Former Chief
 Operating Officer (a)

Michael F. Cronin        None             None           100,000             None              None           None
 Chief Financial
 Officer and Chief
 Operating Officer
----------------------------------------------------------------------------------------------------------------------------

(a) Mr. Gordon resigned as Chief Operating Officer and Director in April 2000.

Other:

We do not carry officers & directors liability insurance or disability benefits in excess of statutorily mandated amounts. Directors receive no compensation for their duties.

We maintain, and are the beneficiary of, a $3,000,000 key man term life insurance policy on Mr. Christopher Swartz.

Item 10. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information relating to the beneficial ownership of the Company's Common Stock by those persons beneficially holding more than 5% of the Company's common stock or held by our executive officers and directors, and by all our officers and directors as a group as of September 30, 2001. The address of each person is in care of the Company unless noted.

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

--------------------------------------------------------------------------------
                               Name and Amount and
                      Address of      Officer        Nature of
    Title of          Beneficial         or         Beneficial        Percent of
     Class              Owner         Director         Owner             Class
--------------------------------------------------------------------------------
  Common Stock  Christopher M. Swartz   Yes       (a)   447,242          4.19 %
  Common Stock    Michael F. Cronin     Yes       (b)   270,000          2.53 %
  Common Stock       Eric Swartz        Yes       (c)    85,005          0.01 %
       All Officers and Directors as a Group            802,247          7.52 %

  (a) Includes 279,491 shares of common stock owned by Tri-Emp Enterprises, a limited family partnership. Mr. Swartz is the general partner of Tri-Emp Enterprises, and as such, is deemed to have beneficial ownership of the shares owned by Tri-Emp Enterprises. It also includes 22,500 shares subject to options exercisable by Tri-Emp Enterprises.

  (b) Includes 100,000 shares subject to options currently exercisable by Mr. Cronin.

  (c) Includes 15,000 shares subject to options currently exercisable by Mr. Eric Swartz.

Item 11. Certain Relationships and Related Transactions

In March 2001, we received $50,000 under a note payable to Franchise Acquisition Company I, LLC, a California limited liability company ("FAC") which accrued interest at 10% and was repaid on June 22, 2001. In connection with this note agreement, we also granted FAC an option to acquire our interest in a note receivable with a face value of $800,000 and a discounted value of $411,566 at March 31, 2001 for $265,000 payable by FAC on March 31, 2004. The discounted value of the $265,000 payable by FAC is $199,983. As a result, we recorded a write-down on the $411,566 note receivable in the amount of $211,583 during the year ended September 30, 2001.

Mr. Bradley Gordon, the former Chief Operating Officer, received options to acquire 100,000 shares at $2.90 per share on October 15, 1999. These options expire on October 15, 2004. Mr. Gordon has not exercised his rights to acquire any shares under this agreement.

Mr. Richard Silberman, a shareholder received options to acquire 60,000 shares at $2.90 per share on October 15, 1999. These options expire on October 15, 2004. Mr. Silberman has not exercised his rights to acquire any shares under this agreement.

Mr. Michael F. Cronin, Chief Financial Officer, Treasurer, Chief Operating Officer and Director, received options to acquire 100,000 shares at $2.90 per share on October 15, 1999. These options expire on October 15, 2004. Mr. Cronin has not exercised his rights to acquire any shares under this agreement.

On January 5, 1998 we concluded our Preferred "D" stock offering. We raised $2,500,000 through the offering. Eighteen investors purchased 2,500 shares for $1,000 each. The holders of the Series "D" Preferred Stock had no voting rights and were entitled to cumulative dividends of $80 per share, per year, payable in cash or common stock. Holders of the Series "D" may convert a portion or all of their holdings into common stock based upon a conversion rate formula of 65% of the average five day closing bid price five trading days before conversion. The conversion rate was further adjusted by two five percent penalty increments for our failure to file and make effective a Form SB-2 within certain time parameters. As of June 10, 1999 we had issued 5,303,574 common shares as conversion shares under this agreement.

On June 10, 1999, the holders of the Preferred "D" converted their entire holding to the Company's newly created Preferred "F" series. The Series D was canceled and 197.5 shares of the Series F were issued in its place. The holders of Series F were each entitled to receive an annual dividend of $1,000. The dividend was payable quarterly beginning August 1, 1999. The holders could require us to repurchase the outstanding shares at a 25% premium over the face value of $10,000 no sooner than June 1, 2001 and no later than August 1, 2001. We could also redeem the shares at any time prior to February 1, 2001 at $12,500 per share. In the event of liquidation, dissolution, or winding up of the Corporation, whether voluntary or involuntary, the Series F holders were entitled to receive $13,000 per share.

In December 2000, we redeemed all 197.5 shares of the Series F for $500,000 cash and 1,975,000 shares of the common stock. This issuance of these shares increased the number of outstanding common shares by 61.9%.

In December 2000, we issued our Series G Convertible Debentures of $575,000. The Convertible Debentures call for monthly interest payments at 12% and are due in January 2002. The Convertible Debentures may be converted in whole or in part to common stock at a conversion price equal to 65% of the three day average closing price prior to the date of conversion. In anticipation of the conversion of the Convertible Debentures, we have placed into escrow 1,000,000 shares of our common stock.

During the year ended September 30, 2001, holders of $225,000 of Convertible Debentures converted their principle into 2,173,661 shares of common stock. All of these shares were from newly issued shares, no shares were issued from the 1,000,000 shares held in escrow.

In December 2000, we increased our authorized shares of common stock from 50,000,000 shares to 100,000,000 shares.

In February 2001, we completed a reverse merger whereby 100% of the outstanding common stock of our wholly-owned subsidiary, SBK Franchise Systems, Inc., the franchisor of the Sobik's Sub chain, was acquired by Krypton Distribution Corp. ("Krypton"), a Florida corporation, in exchange for 17,445,664 shares of Krypton common stock, which constituted approximately 85% of the issued and outstanding common stock of Krypton at the date of closing. Upon closing, the board of directors of the former SBK Franchise Systems, Inc. assumed control of Krypton and changed the company's name to Sobik's International Franchising, Inc.

Item 12. Exhibits and Reports on Form 8-K

Schedule of Exhibits:

----------------------------------------------------------------------------------------------------------------------------
                                                                                         Reserved
                                                                                           for     Incorporated
 Exhibit                                                                                  Future       by         Date of
 Item No.                              Description of Exhibit                              Use     Reference in:   Filing
----------------------------------------------------------------------------------------------------------------------------
2.0         Plans of purchase, sale, reorganization, arrangement, liquidation or succession:
2.1         Repurchase Agreement between Paul Truax and Robin Longley and JRECK Subs,               Form 10-SB    02/17/99
              Inc., a New York corporation and JRECK Subs Group, Inc. a Colorado corporation dated October 28, 1997 (Pastry Products)
2.2         Agreement and Plan of Reorganization and Merger among JRECK Subs Group, Inc.            Form 10-SB    02/17/99
              and Admiral's Fleet, Inc. and Quality Franchise Systems, Inc. Quality
              Agreement)
2.3         Amendment to Quality Agreement                                                          Form 10-SB    02/17/99
2.4         Agreement between JRECK Subs Group, Inc. and CHAI Enterprises, Inc. ("Hymie's")         Form 10-SB    02/17/99
2.5         Agreement and Plan of Reorganization among JRECK Subs Group, Inc., Li'l Dino            Form 10-SB    02/17/99
              Management Corporation and Li'l Dino Corporation dated December 18, 1997
2.6         Purchase agreement among JRECK Subs Group, Inc., Interfoods of America, Inc.            Form 10-SB    02/17/99
              and SBK Franchise Systems, Inc. dated December 4, 1997
2.7         Agreement between JRECK Subs Group, Inc. and Little King, Inc. dated July               Form 10-SB    02/17/99
              23, 1997
2.8         Agreement between JRECK Subs Group, Inc. and Mitchell R. Day and Julie A.               Form 10-SB    02/17/99
              Day to purchase Seawest Sub Shops, Inc.
2.9         Stock Option Grants to acquire Seawest Sub Shops, Inc.                                  Form 10-SB    02/17/99
2.10        Representation and Warranty Agreement among Mitchell R. Day and Julie A. Day            Form 10-SB    02/17/99
              and Admiral Subs of Washington, Inc. dated May 19, 1997.
2.11        Purchase and Sale Agreement  between  Admiral's Fleet, Inc., JRECK                      Form 10-SB    02/17/99
              Subs Group, Inc., and Richey Enterprises, Inc.
2.12        Repurchase Agreement by Paul Truax and Robin Longley                                    Form 10-SB    02/17/99

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




Ultimate Franchise Systems, Inc.
--------------------------------
      (Registrant)



                             President & Duly Authorized
                                   Officer Member of
01/14/02   Christopher M. Swartz   Board of Directors  /s/ Christopher M. Swartz
--------   ---------------------  -------------------  -------------------------
  Date          Print Name               Title                   Signature




                               Chief Financial Officer
                                  Treasurer & Chief
01/14/02      Michael F. Cronin     Operating Officer /s/ Michael F. Cronin
--------   ---------------------  -------------------  -------------------------
  Date          Print Name               Title                   Signature