Form 10QSB
period 2001-12-31
ULTIMATE FRANCHISE SYSTEMS INC
filed 2002-02-14
CIK 1018725

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

                For the quarterly period ended December 31, 2001

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                                     0-23545
                               -------------------
                             Commission File Number

        Ultimate Franchise Systems, Inc. (formerly Jreck Subs Group, Inc.)
       ------------------------------------------------------------------
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

                                 (407) 682-6363
                           --------------------------
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the post 90 days.

                                 Yes [X] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the most recent practicable date: January 28, 2002 - 8,695,864 Shares

          Transitional Small Business Disclosure Format: Yes [ ] No [X]

                          PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

                                Ultimate Franchise Systems, Inc. and Subsidiaries
                              Consolidated Balance Sheets as of December 31, 2001
                                       (Unaudited) and September 30, 2001


                                                                               December 31,          September 30,
                                                                                   2001                   2001
------------------------------------------------------------------------ ---------------------- ---------------------
Assets
Current assets:
    Cash and cash equivalents, including restricted cash of
      $38,068, for both periods                                              $      179,769          $      60,927
    Accounts receivable - trade, net of allowance for doubtful
      accounts of $36,536, for both periods                                         150,358                136,092
    Prepaid expenses                                                                 67,337                 10,319
    Current portion of notes receivable                                             168,020                167,776
------------------------------------------------------------------------ ---------------------- ---------------------

        Total current assets                                                        565,484                375,114
------------------------------------------------------------------------ ---------------------- ---------------------

Property and equipment, net                                                         460,831                469,188
------------------------------------------------------------------------ ---------------------- ---------------------

Other assets:
    Goodwill                                                                      6,565,104              6,565,104
    Covenants not to compete, net of accumulated amortization of
      $435,000 and $360,000, respectively                                           165,000                240,000
    Deferred loan costs, net                                                        229,118                245,483
    Notes receivable, net of current portion                                        333,123                330,033
    Investment securities                                                            69,675                 69,675
    Other                                                                           127,450                 96,814
------------------------------------------------------------------------ ---------------------- ---------------------

        Total other assets                                                        7,489,470              7,547,109
------------------------------------------------------------------------ ---------------------- ---------------------

Total assets                                                                 $    8,515,785          $   8,391,411
------------------------------------------------------------------------ ---------------------- ---------------------

The interim financial statements include all adjustments which, in the opinion
of management, are necessary in order to make the financial statements not misleading.                             2

                                Ultimate Franchise Systems, Inc. and Subsidiaries
                                          Consolidated Balance Sheets
                      As of December 31, 2001 (Unaudited) and September 30, 2001, Continued


                                                                                December 31,          September 30,
                                                                                    2001                   2001
------------------------------------------------------------------------ ---------------------- ---------------------
Liabilities and Stockholders' Equity
Current liabilities:
    Current portion of long-term debt                                         $     930,020        $       878,166
    Accounts payable                                                                411,766                481,674
     Deferred revenue                                                               297,507                199,397
     Accrued expenses                                                               283,044                450,306
    Accrued preferred stock dividends                                               267,265                263,365
------------------------------------------------------------------------ ---------------------- ---------------------

Total current liabilities                                                         2,189,602              2,272,908
------------------------------------------------------------------------ ---------------------- ---------------------
Long-term debt, less current portion                                              2,626,290              2,713,641
------------------------------------------------------------------------ ---------------------- ---------------------

Total liabilities                                                                 4,815,892              4,986,549
------------------------------------------------------------------------ ---------------------- ---------------------

Minority interest                                                                   265,737                257,875
------------------------------------------------------------------------ ---------------------- ---------------------
Redeemable common stock                                                             293,000                293,000
------------------------------------------------------------------------ ---------------------- ---------------------

Stockholders' equity:
    Series C convertible preferred stock, no par value, 120 shares
        authorized, issued and outstanding                                          120,000                120,000
    Common stock, no par value, 100,000,000 shares authorized,
        8,695,864 shares issued and outstanding, for both periods
                                                                                 30,144,864             30,113,718
    Accumulated deficit                                                         (26,436,208)           (26,692,231)
    Less:  Stock subscriptions receivable                                          (687,500)              (687,500)
------------------------------------------------------------------------ ---------------------- ---------------------

Total stockholders' equity                                                        3,141,156              2,853,987
------------------------------------------------------------------------ ---------------------- ---------------------

Total liabilities and stockholders' equity                                    $   8,515,785        $     8,391,411
------------------------------------------------------------------------ ---------------------- ---------------------

The interim financial statements include all adjustments which, in the opinion
of management, are necessary in order to make the financial statements not misleading.                              3

                               Ultimate Franchise Systems, Inc. and Subsidiaries
                                      Consolidated Statements of Operations
                        For the Three Months Ended December 31, 2001 and 2000 (Unaudited)

                                                                                       Three Months        Three Months
                                                                                          Ended               Ended
                                                                                    December 31, 2001   December 31, 2000
----------------------------------------------------------------------------------- ------------------- -------------------
Revenues:
    Continuing royalty revenues                                                         $   502,385          $  433,686
    Initial franchising fees                                                                  6,000               7,500
    Retail sales - company-owned stores                                                           -             573,375
    Retail sales - bakery and other products                                                244,876             202,741
    Other revenues                                                                          358,374             243,518
----------------------------------------------------------------------------------- ------------------- -------------------
                                                                                          1,111,635           1,460,820

Operating costs and expenses:
    Franchise servicing costs                                                               348,622             379,213
    Cost of retail sales and operating costs - stores                                             -             520,130
    Cost of retail sales and operating costs - bakery                                       219,915             165,698
    General and administrative                                                              244,234             440,597
    Consulting and investor relations                                                         3,582             214,358
    Amortization and depreciation                                                            94,606             183,749
----------------------------------------------------------------------------------- ------------------- -------------------
                                                                                            910,959           1,903,745
----------------------------------------------------------------------------------- ------------------- -------------------

Income (loss) from operations                                                               200,676            (442,925)

Other income (expense):
    Interest, net                                                                           (71,635)            (74,832)
    Debt discount from the beneficial conversion feature of
      convertible debentures                                                                      -            (309,615)
    Permanent impairment of long-lived assets                                                     -             (87,622)
    Gain (loss) on disposal of property and equipment                                             -             (76,572)
    Minority interest in income of subsidiary                                                (7,862)                  -
    Other, net                                                                              138,744             155,485
----------------------------------------------------------------------------------- ------------------- -------------------
                                                                                             59,247            (393,156)
----------------------------------------------------------------------------------- ------------------- -------------------

Net income (loss)                                                                           259,923            (836,081)
Preferred stock dividends                                                                    (3,900)            (20,358)
----------------------------------------------------------------------------------- ------------------- -------------------

Net income (loss) applicable to common stock                                        $       256,023     $      (856,439)
----------------------------------------------------------------------------------- ------------------- -------------------

Weighted average number of common shares outstanding                                      8,695,864           3,303,672
----------------------------------------------------------------------------------- ------------------- -------------------

Net income (loss) per common share - basic                                          $           .03     $          (.26)
----------------------------------------------------------------------------------- ------------------- -------------------

Net income (loss) per common share - diluted                                        $           .02     $          (.26)
----------------------------------------------------------------------------------- ------------------- -------------------

The interim financial statements include all adjustments which, in the opinion
of management, are necessary in order to make the financial statements not misleading.                                    4

                               Ultimate Franchise Systems, Inc. and Subsidiaries
                                     Consolidated Statements of Cash Flows
                        For the Three Months Ended December 31, 2001 and 2000 (Unaudited)


                                                                                        Three Months        Three Months
                                                                                           Ended               Ended
                                                                                     December 31, 2001   December 31, 2000
------------------------------------------------------------------------------------ ------------------- -------------------
Operating activities:
    Net income (loss)                                                                $       259,923     $      (836,081)
    Adjustments to reconcile net loss to net cash used by operating activities:
        Amortization and depreciation                                                         94,606             183,749
        Permanent impairment of long-lived assets                                                  -              87,622
        Loss on disposal of property and equipment                                                 -              76,572
        Stock and stock options issued for services                                                -             163,268
        Minority interest in income of subsidiary                                              7,862                   -
        Amortized discounts on financial instruments                                           2,525                   -
        Amortization of deferred loan costs to interest expense                               16,365              16,638
        Prepaid consulting fees amortized to consulting and investor
         relations expense                                                                     3,582             108,744
        Beneficial conversion feature of convertible debentures                                    -             309,615
        (Increase) decrease in:
           Accounts receivable                                                               (14,266)            (16,488)
           Prepaid expenses                                                                  (52,621)            (76,131)
           Inventory                                                                               -               1,533
           Other assets                                                                        2,331                   -
        Increase (decrease) in:
           Accounts payable                                                                  (69,908)             66,351
           Deferred revenue                                                                   98,110             (14,325)
           Accrued liabilities                                                              (179,095)           (212,003)
------------------------------------------------------------------------------------ ------------------- -------------------

Net cash provided (used) by operating activities                                             169,414            (140,936)
------------------------------------------------------------------------------------ ------------------- -------------------

Investing activities:
    Purchase of property and equipment                                                        (9,216)             (3,992)
    Proceeds from collection of notes receivable                                               2,145             114,851
------------------------------------------------------------------------------------ ------------------- -------------------

Net cash provided (used) by investing activities                                              (7,071)            110,859
------------------------------------------------------------------------------------ ------------------- -------------------

Financing activities:
    Borrowings on long-term debt                                                                   -             575,000
    Payments on partial redemption of preferred stock                                              -            (500,000)
    Payments on long-term debt                                                               (43,501)            (42,417)
------------------------------------------------------------------------------------ ------------------- -------------------

Net cash provided (used) by financing activities                                             (43,501)             32,583
------------------------------------------------------------------------------------ ------------------- -------------------

Net increase in cash and cash equivalents                                                    118,842               2,506

Cash and cash equivalents, beginning of period                                                60,927             148,072
------------------------------------------------------------------------------------ ------------------- -------------------

Cash and cash equivalents, end of period                                             $       179,769     $       150,578
------------------------------------------------------------------------------------ ------------------- -------------------

The interim financial statements include all adjustments which, in the opinion
of management, are necessary in order to make the financial statements not misleading.                                     5

                                        Ultimate Franchise Systems, Inc. and Subsidiaries
                                         Consolidated Statements of Stockholders' Equity
                                    For the Three Months Ended December 31, 2001 (Unaudited)
                                              and the Year Ended September 30, 2001



                                                                                                            Accumulated
                                        Common          Preferred Series C                                      Other
                               ----------------------- -------------------  Accumulated    Subscription   Comprehensive    Total
                                 Shares      Amount      Shares   Amount      Deficit         Notes       Income (Loss)    Equity
------------------------------ ---------- -----------  --------  --------  -------------  -------------  --------------  ----------
Balance, September 30, 2000     3,188,718 $26,830,014      120   $120,000  $(22,885,674)  $   (687,500)  $      83,316   $3,460,156


Stock issued for current and
 prepaid services               1,262,067     349,869        -          -             -              -               -      349,869
Issuance of options for
 services                               -      16,109        -          -             -              -               -       16,109
Stock issued for preferred
 dividends                         32,918      49,375        -          -             -              -               -       49,375
Stock issued for Series F
 preferred stock                1,975,000   1,968,750        -          -             -              -               -    1,968,750
Beneficial conversion feature
 on convertible debentures              -     309,615        -          -             -              -               -      309,615
Conversion of Series G
 debenture                      2,173,661     225,000        -          -             -              -               -      225,000
Common stock issued for
 consideration in formation
 of joint venture                  40,000       4,000        -          -             -              -               -        4,000
Stock issued to reduce
 liability to issue common
 stock                             23,500      54,050        -          -             -              -               -       54,050
Proceeds in excess of par on
 stock of majority owned
 subsidiary                             -     306,936        -          -             -              -               -      306,936
Preferred dividends                     -           -        -          -       (64,975)             -               -      (64,975)
Net loss                                -           -        -          -    (3,741,582)             -               -   (3,741,582)
Reclassification for
 adjustment for permanent
 impairment of investment
 securities                             -           -        -          -             -              -         (83,316)     (83,316)
------------------------------ ---------- -----------  --------  --------  -------------  -------------  --------------  ----------

Balance, September 30, 2001     8,695,864 $30,113,718      120   $120,000  $(26,692,231) $    (687,500)  $           -   $2,853,987

Issuance of options for
 prepaid services                       -      42,979        -          -             -              -               -       42,979
Cost in excess of par on
 retirement of stock of
 majority owned subsidiary              -     (11,833)       -          -             -              -               -      (11,833)
Preferred dividends                     -           -        -          -        (3,900)             -               -       (3,900)
Net income                              -           -        -          -       259,923              -               -      259,923
------------------------------ ---------- -----------  --------  --------  -------------  -------------  --------------  ----------
Balance, December 31, 2001      8,695,864 $30,144,864      120   $120,000  $(26,436,208)  $   (687,500)  $           -   $3,141,156
============================== ========== ===========  ========  ========  =============  =============  ==============  ==========

The interim financial statements include all adjustments which, in the opinion
of management, are necessary in order to make the financial statements not misleading.                                            6

                        Ultimate Franchise Systems, Inc.
                      Notes to Interim Financial Statements
                                  Form 10-QSB
                               December 31, 2001

Note 1. The unaudited financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended September 30, 2001. The results of operations for the three months ended December 31, 2001 are not necessarily indicative of those to be expected for the entire year.

Note 2. As of October 1, 2001, we elected early adoption of Statement of Financial Accounting Standards No. 142 (SFAS 142). As a result, the net loss reported during the three months ended December 31, 2000 would have decreased from $856,439 to $758,572 had SFAS 142 been in effect during the three month period ending December 31, 2000. This change excludes the effect of previously recognized goodwill amortization in the amount of $97,867. Additionally, net loss per share would have changed from $(.26) to $(.23).

         As of December 31, 2001, we have recorded goodwill in the amount of $6,565,104. Amortization of this goodwill, in the amount of $97,867, would have been recorded, and net income would have been reduced to $158,156 during the three month period ended December 31, 2001 had we not elected the early adoption of SFAS 142. There would not have been any change in earnings per share, basic or diluted.

         As permitted by SFAS 142, we have up to six months from the date of adoption to complete a transitional goodwill impairment test. We intend to complete this test during the quarter ended March 31, 2002. We do not anticipate the results of this test to have a material adverse effect of our financial position.

Note 3. On October 1, 2001, we granted 1,800,000 stock options to our employees under our incentive stock option plan. These options were granted with an exercise price of $.08 per share which was equal to the market value of our stock on that day. 900,000 options will vest on October 1, 2002, with the remaining 900,000 vesting on October 1, 2003. These options will expire on October 1, 2007, and October 1, 2008, respectively.

         We choose to value these options using the intrinsic value based method of accounting prescribed in APB Opinion No 25, Accounting for Stock Issued to Employees. Under this method, compensation expense is recorded on the difference between the exercise price of the options and the market value of the stock on the date stock options are issued. Since these options were issued with an exercise price equal to market value, we did not record any expense related to the issuance of these options.

         Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation requires company's who choose to value options issued to employees using the intrinsic value based method of accounting to disclose the Pro forma effect of stock options issued to employees using the fair value based method of accounting. As required by SFAS 123, the stock options issued to employees would have resulted in compensation expense of $142,859 under this method. As a result, net income for the three months ended December 31, 2001 would have been reduced from $256,023 as reported to $113,164 on a Pro forma basis. Additionally, basic and diluted earnings per share would have decreased from $.03 to $.01.

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

Overview

         We derive our revenue from several sources: royalties, franchise fees and other franchise related activities as well as a bakery to supply sandwich rolls to certain franchisees. We have approximately 145 franchised units at December 31, 2001. Also, we continue to have financial interests in our former subsidiaries Mountain Mike's Pizza and Seawest Subs franchise concepts which have approximately 80 restaurants and 30 restaurants, respectively. We also have a joint venture agreement with Gator's Dockside Licensing, LLC. which has approximately 20 restaurants in Florida.

Three Months Ended December 31, 2001 Compared to Three Months Ended December 31, 2000.

Results of Operations

         We had net income of $256,023 for the three months ended December 31, 2001 compared to a net loss of $856,439 for the same period in 2000. The increase in net income is the result of our efforts to restructure the operations of the company in an effort to minimize overhead costs and eliminate one-time charges resulting from investor relations and consulting. In addition, we reported a $309,615 charge to earnings during the three months ended December 31, 2000 associated with the debt discount from the beneficial conversion feature of our Series G debentures. These items were reflected in a basic earnings per share of $0.03 for the three months ended December 31, 2001 compared to a loss per share of $0.26 for the same period in 2000.

         Total revenues decreased $349,185 or 23.9% to $1,111,635 for the three months ended December 31, 2001 compared to $1,460,820 for the same period in 2000. $573,375 of this decrease is from sales from our corporately-owned restaurants. For the three months ended December 31, 2001 there were no corporately-owned restaurants compared to nine restaurants for the same period in 2000. This decrease was offset by an increase in continuing franchise revenues of $68,699 to $502,385 for the three months ended December 31, 2000 compared to $433,686 for the same period in 2000. Revenues from bakery sales increased $42,135 or 20.8% to $244,876 for the three months ended December 31, 2001 compared to $202,741 for the comparable period in 2000. Other revenues also increased $114,856 or 47.2% for the period ending December 31, 2001 compared to $243,518 for the same period in 2000.

         Total expenses decreased $992,786 or 52.1% to $910,959 for the three months ended December 31, 2001 compared to $1,903,745 for the same period in 2000. The decrease is primarily due to cost of sales and operating costs of $520,130 relating to the nine corporately-owned restaurants we operated in 2000. General and administrative expenses decreased $196,363 or 44.6% to $244,234 for the three months ended December 31, 2001 compared to $440,597 for the same period in 2000 due to the restructuring of our franchise operations in June of 2001. With the sale of our nine corporately-owned Central Park restaurants, we were able to restructure our workforce, and reduce our overhead. In addition, an employment agreement with the former owner of Central Park expired in July 2001. Consulting and investor relations expense decreased $210,776 or 98.3% to $3,582 during the three months ended December 31, 2001 compared to $214,358 for the same period in 2000. We entered into several investor relations contracts during 2000 which required us to issue common stock, or stock options. The issuance of stock and stock options for services was curtailed in 2001. Amortization and depreciation expenses decreased $89,143 or 48.5% to $94,606 during the three months ended December 31, 2001 compared to $183,749 for the same period in 2000. This decrease relates to our decision to early adopt the Financial Accounting Standards Board Statement of Financial Standards No. 142, "Goodwill and other Intangible Assets" (SFAS 142). SFAS 142 mandates that acquired goodwill and intangible assets deemed to have indefinite lives will no longer be amortized. Rather, these intangibles will be subject to regular impairment tests. As a result, no amortization expense was recorded for the period ended December 31, 2001 compared to $97,867 for the same period in 2000.

Liquidity and Capital Resources

         Net cash provided by operating activities was $169,414 for the three months ended December 31, 2001 compared to net cash used by operating activities of $140,936 for the comparable period in 2000, a total increase of $310,350. The increase in cash provided by operating activities is primarily attributable to the improvements in operations described above.

         Net cash used by investing activities was $7,071 for the three months ended December 31, 2001 compared to net cash provided by investing activities of $110,859 for the comparable period in 2000 as we collected $2,145 on notes receivable associated with the sale of our corporately-owned restaurants during the three months ended December 31, 2001 compared to $114,851 in 2000.

         Net cash of $43,501 was used by financing activities for the three months ended December 31, 2001 compared to net cash provided of $32,583 for the comparable period in 2000. In December 2000, the Company issued $575,000 in convertible debt, using $500,000 of the proceeds along with the issuance of 1,975,000 shares of its common stock to retire all of the outstanding Series F preferred stock with a carrying value of $2,468,750.

         Working capital deficit at December 31, 2001 was $1,624,118 compared with a deficit of $1,897,794 at September 30, 2001, a decrease in deficit of $273,676. The decrease in deficit is primarily due to an increase in cash of $118,842 and the decrease in accrued expenses of $167,262.

         We believe that cash flow from operations will continue to fund our operations. We may seek other sources of financing, restructure and/or pay off all our current obligations in 2002. There is no assurance that additional funding will be available, or if available, it can be obtained on terms favorable to us. Failure to obtain such funding could adversely affect our financial condition.

                            PART II-OTHER INFORMATION

Item 1.  Legal Proceedings.

         We may be involved in various other lawsuits and litigation, from time to time, as a result of its day to day operations. Management does not believe that any of these other threatened or pending lawsuits or litigation will have an adverse effect on our financial position or results of operations.

Item 2.  Changes in Securities and Use of Proceeds.

         None

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

 Ultimate Franchise Systems, Inc.
 --------------------------------
         (Registrant)

                                  President & Duly
02/13/02  Christopher M. Swartz   Authorized Officer   /s/ Christopher M. Swartz
--------  ---------------------   ------------------   -------------------------
 Date           Print Name             Title                  Signature

                                  Chief Financial
                                  Officer & Chief
02/13/02  Michael E. Cronin       Operating Officer   /s/ Michael E. Cronin
--------  ---------------------   -------------------  -------------------------
 Date        Print Name                Title                  Signature