Form 10QSB
period 2002-03-31
ULTIMATE FRANCHISE SYSTEMS INC
filed 2002-05-15
CIK 1018725

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

            [As last amended in Release No. 34-38850, July 18, 1997,
                  effective September 2, 1997, 62 F.R. 39755]


        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                                     0-23545
                                     -------
                             Commission File Number

        Ultimate Franchise Systems, Inc. (formerly Jreck Subs Group, Inc.)
       -------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Colorado                                  84-1317674
---------------------------------        ------------------------------------
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

                                 Yes [X] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the most recent practicable date: April 16, 2002 - 9,022,563 Shares

          Transitional Small Business Disclosure Format: Yes [ ] No [X]

                          PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

                                Ultimate Franchise Systems, Inc. and Subsidiaries
                                          Consolidated Balance Sheets
                             as of March 31, 2002 (Unaudited) and September 30, 2001


                                                                               March 31,           September 30,
                                                                                 2002                   2001
------------------------------------------------------------------------ ---------------------- ---------------------
Assets
Current assets:
    Cash and cash equivalents, including restricted cash of
      $38,516, and $38,068, respectively                                      $      69,078           $     60,927
    Accounts receivable - trade, net of allowance for doubtful
      accounts of $36,536, for both periods                                         265,837                136,092
    Prepaid expenses                                                                109,797                 10,319
    Current portion of notes receivable                                             202,771                167,776
------------------------------------------------------------------------ ---------------------- ---------------------

        Total current assets                                                        647,483                375,114
------------------------------------------------------------------------ ---------------------- ---------------------

Property and equipment, net                                                          80,554                469,188
------------------------------------------------------------------------ ---------------------- ---------------------

Other assets:
    Goodwill                                                                      5,705,313              6,565,104
    Covenants not to compete, net of accumulated amortization of
      $510,000 and $360,000, respectively                                            90,000                240,000
    Deferred loan costs, net                                                        212,753                245,483
    Notes receivable, net of current portion                                      1,773,885                330,033
    Investment securities                                                            42,624                 69,675
    Other                                                                           103,143                 96,814
------------------------------------------------------------------------ ---------------------- ---------------------

        Total other assets                                                        7,927,718              7,547,109
------------------------------------------------------------------------ ---------------------- ---------------------

Total assets                                                                  $   8,655,755           $  8,391,411
======================================================================== ====================== =====================

The interim financial  statements  include all adjustments which, in the opinion of management, are necessary in order to make
the financial statements not misleading.                                                                          2

                Ultimate Franchise Systems, Inc. and Subsidiaries
                          Consolidated Balance Sheets
       As of March 31, 2002 (Unaudited) and September 30, 2001, Continued


                                                                               March 31,           September 30,
                                                                                 2002                   2001
---------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current liabilities:
    Current portion of long-term debt                                         $     969,437           $    878,166
    Accounts payable                                                                276,211                481,674
    Deferred revenue                                                                342,439                199,397
    Accrued expenses                                                                293,895                450,306
    Accrued preferred stock dividends                                               261,415                263,365
---------------------------------------------------------------------------------------------------------------------

Total current liabilities                                                         2,143,397              2,272,908
---------------------------------------------------------------------------------------------------------------------
Long-term debt, less current portion                                              2,544,419              2,713,641
---------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                 4,687,816              4,986,549
---------------------------------------------------------------------------------------------------------------------

Minority interest                                                                   252,457                257,875
---------------------------------------------------------------------------------------------------------------------
Redeemable common stock                                                             293,000                293,000
---------------------------------------------------------------------------------------------------------------------
Stockholders' equity:
    Series C convertible preferred stock, no par value, 120 shares
      authorized, issued and outstanding                                            120,000                120,000
    Common stock, no par value, 100,000,000 shares authorized,
      9,022,563, and 8,695,864 shares issued and outstanding,
      respectively                                                               30,180,204             30,113,718
    Accumulated deficit                                                         (26,190,222)           (26,692,231)
    Less:  Stock subscriptions receivable                                          (687,500)              (687,500)
---------------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                        3,422,482              2,853,987
---------------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                                    $   8,655,755           $  8,391,411
=====================================================================================================================

The interim financial  statements  include all adjustments which, in the opinion of management, are necessary in order to make
the financial statements not misleading.                                                                          3

                                        Ultimate Franchise Systems, Inc. and Subsidiaries
                                              Consolidated Statements of Operations
                             For the Six and Three Months Ended March 31, 2002 and 2001 (Unaudited)

                                                                  Six Months       Six Months      Three Months     Three Months
                                                                     Ended           Ended            Ended            Ended
                                                                March 31, 2002   March 31, 2001   March 31, 2002   March 31, 2001
----------------------------------------------------------------------------------------------------------------------------------
Revenues:
    Franchise operations                                          $   1,766,261    $   1,286,682    $    899,502      $    601,978
    Retail sales - company-owned stores                                       -          884,829               -           311,454
----------------------------------------------------------------------------------------------------------------------------------
                                                                      1,766,261        2,171,511         899,502           913,432

Operating costs and expenses:
    Franchise servicing costs                                           694,326          745,018         345,704           365,805
    Cost of retail sales and operating costs - stores                         -          888,611               -           368,481
    General and administrative                                          528,988          865,941         284,754           425,344
    Consulting and investor relations                                    34,326          560,837          30,744           346,479
    Amortization and depreciation                                       167,929          307,959          85,180           150,206
----------------------------------------------------------------------------------------------------------------------------------
                                                                      1,425,569        3,368,366         746,382         1,656,315
----------------------------------------------------------------------------------------------------------------------------------

Income (loss) from operations                                           340,692       (1,196,855)        153,120          (742,883)

Other income (expense):
    Interest, net                                                      (123,918)        (114,989)        (55,102)          (42,657)
    Debt discount from the beneficial conversion feature of
      convertible debentures                                                  -         (309,615)              -                 -
    Permanent impairment of long-lived assets                           (27,051)        (299,205)        (27,051)         (211,583)
    Gain (loss) on disposal of property and equipment                         -          (76,572)              -                 -
    Minority interest in income of subsidiary                             5,419           52,198          13,281            52,198
    Other, net                                                          109,720           88,097         (29,024)          (32,216)
----------------------------------------------------------------------------------------------------------------------------------
                                                                        (35,830)        (660,086)        (97,896)         (234,258)
----------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations before discontinued
  operations                                                            304,862       (1,856,941)         55,224          (977,141)
Discontinued operations:
    Income (loss) from operations of discontinued operations            (10,748)           1,701         (21,033)          (42,018)
    Gain from disposal of discontinued operations                       215,695                -         215,695                 -
----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                       509,809       (1,855,240)        249,886        (1,019,159)
----------------------------------------------------------------------------------------------------------------------------------
Preferred stock dividends                                                (7,800)         (24,258)         (3,900)           (3,900)
----------------------------------------------------------------------------------------------------------------------------------

Net income (loss) applicable to common stock                      $     502,009    $  (1,879,498)   $    245,986      $ (1,023,059)
==================================================================================================================================

Weighted average number of common shares outstanding                  8,717,293        4,345,402       8,739,198         5,410,282

Earnings (loss) per basic and diluted common share:
    Income (loss) from continuing operations - basic              $         .04    $        (.43)   $        .01      $       (.18)

    Income (loss) from continuing operations - diluted                      .02             (.43)            .00              (.07)

    Income (loss) from discontinued operations - basic                      .02              .00             .02              (.01)

    Income (loss) from discontinued operations - diluted                    .01              .00             .01               .00

    Net income (loss) per common share - basic                              .06             (.43)            .03              (.19)

    Net income (loss) per common share - diluted                            .03             (.43)            .01              (.07)
==================================================================================================================================

The interim financial  statements  include all adjustments which, in the opinion of management, are necessary in order to make
the financial statements not misleading.                                                                                         4

                                        Ultimate Franchise Systems, Inc. and Subsidiaries
                                             Consolidated Statements of Cash Flows
                             For the Six and Three Months Ended March 31, 2002 and 2001 (Unaudited)


                                                                    Six Months      Six Months     Three Months      Three Months
                                                                       Ended           Ended           Ended            Ended
                                                                  March 31, 2002   March 31, 2001   March 31, 2002   March 31, 2001
----------------------------------------------------------------------------------------------------------------------------------
Operating activities:
  Net income (loss)                                                 $   509,809      $(1,855,240)    $   249,886     $ (1,019,159)
  Adjustments to reconcile net loss to net cash used
    by operating activities:
      Amortization and depreciation                                     182,154          372,042          87,548          188,294
      Permanent impairment of long-lived assets                          27,051          299,205          27,051          211,583
      Loss on disposal of property and equipment                              -           76,572               -                -
      Gain on sale of discontinued operations                          (215,695)               -        (215,695)               -
      Stock and stock options issued for services                      (112,409)         244,850         (23,665)          81,582
      Stock of majority owned subsidiary issued for services                  -          171,571               -          171,571
      Minority interest in income of subsidiary                          (5,418)         (52,198)        (13,280)         (52,198)
      Amortized discounts on financial instruments                        5,050            4,632           2,525            4,359
      Amortization of deferred loan costs to interest expense            32,730           32,730          16,365           16,365
      Amortization of prepaid costs                                      32,160          289,987          28,578          181,243
      Beneficial conversion feature of convertible debentures                 -          309,615               -                -
      (Increase) decrease in:
         Accounts receivable                                           (152,912)         (49,173)       (138,646)         (32,685)
         Prepaid expenses                                               (75,220)          19,308         (22,599)          20,439
         Inventory                                                            -           61,935               -           60,402
         Other assets                                                   (10,396)               -         (12,727)               -
      Increase (decrease) in:
         Accounts payable                                              (137,851)        (125,673)        (67,943)        (192,025)
         Deferred revenue                                               143,042                -          44,932                -
         Accrued liabilities                                            (79,329)          15,504          11,022          241,832
----------------------------------------------------------------------------------------------------------------------------------

Net cash provided (used) by operating activities                        142,766         (184,333)        (26,648)        (118,397)
----------------------------------------------------------------------------------------------------------------------------------

Investing activities:
  Purchase of property and equipment                                    (38,625)          (3,992)        (29,409)               -
  Issuance of notes receivable                                          (40,245)               -         (40,245)               -
  Disposition of property and equipment                                       -          186,646               -          186,646
  Proceeds from collection of notes receivable                            6,913          200,659           4,768           85,808
----------------------------------------------------------------------------------------------------------------------------------

Net cash provided (used) by investing activities                        (71,957)         383,313         (64,886)         272,454
----------------------------------------------------------------------------------------------------------------------------------

Financing activities:
  Borrowings on long-term debt                                          114,183          625,000         114,183           50,000
  Payments on partial redemption of preferred stock                           -         (500,000)              -                -
  Dividends paid on preferred stock                                      (9,750)               -          (9,750)               -
  Payment of loan financing costs                                             -          (75,000)              -                -
  Payments on long-term debt                                           (167,091)        (238,697)       (123,590)        (196,280)
----------------------------------------------------------------------------------------------------------------------------------

Net cash provided (used) by financing activities                        (62,658)        (188,697)        (19,157)        (146,280)
----------------------------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                 8,151           10,283        (110,691)           7,777

Cash and cash equivalents, beginning of period                           60,927          148,072         179,769          150,578
----------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                            $    69,078      $   158,355     $    69,078     $    158,355
==================================================================================================================================

The interim financial  statements  include all adjustments which, in the opinion of management, are necessary in order to make
the financial statements not misleading.                                                                                         5

                                        Ultimate Franchise Systems, Inc. and Subsidiaries
                                        Consolidated Statements of Stockholders' Equity
                                       For the Six Months Ended March 31, 2002 (Unaudited)
                                              and the Year Ended September 30, 2001


                                                                                                             Accumulated
                                                                    Preferred                                   Other
                                                 Common              Series C                               Comprehensive
                                         ---------------------- ----------------   Accumulated  Subscription    Income       Total
                                           Shares       Amount   Shares  Amount      Deficit       Notes       (Loss)       Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2000               3,188,718  $26,830,014  120   $120,000  $(22,885,674)  $(687,500)    $ 83,316  $3,460,156


Stock issued for current and
  prepaid services                        1,262,067      349,869    -          -             -           -            -     349,869
Issuance of options for services                  -       16,109    -          -             -           -            -      16,109
Stock issued for preferred dividends         32,918       49,375    -          -             -           -            -      49,375
Stock issued for Series F preferred
  stock                                   1,975,000    1,968,750    -          -             -           -            -   1,968,750
Beneficial conversion feature on
  convertible debentures                          -      309,615    -          -             -           -            -     309,615
Conversion of Series G debenture          2,173,661      225,000    -          -             -           -            -     225,000
Common stock issued for consideration
  information of joint venture               40,000        4,000    -          -             -           -            -       4,000
Stock issued to reduce liability to
  issue common stock                         23,500       54,050    -          -             -           -            -      54,050
Proceeds in excess of par on stock
  of majority owned Subsidiary                    -      306,936    -          -             -           -            -     306,936
Preferred dividends                               -            -    -          -       (64,975)          -            -     (64,975)
Net loss                                          -            -    -          -    (3,741,582)          -            -   3,741,582)
Reclassification for adjustment for
  permanent impairment of investment
  securities                                      -            -    -          -             -           -      (83,316)    (83,316)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, September 30, 2001               8,695,864  $30,113,718  120   $120,000  $(26,692,231)  $(687,500)  $        -  $2,853,987
Issuance of options for prepaid
  services                                        -       42,979    -          -             -           -            -      42,979
Cost in excess of par on retirement
  of stock of majority owned subsidiary           -      (35,498)   -          -             -           -            -     (35,498)
Conversion of Series G debenture            100,000       25,000    -          -             -           -            -      25,000
Stock issued for conversion of debt         226,699       34,005    -          -             -           -            -      34,005
Preferred dividends                               -            -    -          -        (7,800)          -            -      (7,800)
Net income                                        -            -    -          -       509,809           -            -     509,809
-----------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2002                   9,022,563  $30,180,204  120   $120,000  $(26,190,222)   (687,500)  $        -  $3,422,482
===================================================================================================================================

The interim financial  statements  include all adjustments which, in the opinion of management, are necessary in order to make
the financial statements not misleading.                                                                                          6

                        Ultimate Franchise Systems, Inc.
                      Notes to Interim Financial Statements
                                   Form 10-QSB
                                 March 31, 2002

Note 1.  Basis of Presentation

         The unaudited financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended September 30, 2001. The results of operations for the six and three months ended March 31, 2002 are not necessarily indicative of those to be expected for the entire year.

Note 2.  Reclassifications

         Certain reclassifications have been made to 2001 financial statement amounts to conform to the 2002 presentation.

Note 3.  New Accounting Principles

         As of October 1, 2001, we elected early adoption of Statement of Financial Accounting Standards No. 142 (SFAS 142). As a result, the net loss reported during the six and three months ended March 31, 2001 would have decreased from $1,879,498 to $1,683,764, and $1,023,059 to
         $925,163 respectively had SFAS 142 been in effect during the six and three month period ending March 31, 2001. This is the result of previously recognized goodwill amortization of $195,734 and $97,896 for the six and three months ended March 31, 2001. Additionally, net loss per share would have changed from $(.43) to $(.39) for the six months ended March 31, 2001 and from $(.19) to $(.17) for the three months ended March 31, 2001.

         As of March 31, 2002, we have recorded goodwill in the amount of $5,705,313. Amortization of this goodwill, in the amount of $195,734, would have been recorded, and net income would have been reduced to $306,275 during the six month period ended March 31, 2002 had we not elected the early adoption of SFAS 142. Additionally, basic net earnings per share would have changed from $.06 to $.04, diluted earnings per share would have decreased from $.03 to $.01.

         As permitted by SFAS 142, we have up to six months from the date of adoption to complete a transitional goodwill impairment test. We conducted the test in March 2002 using the discounted future cash flow method. These tests indicated that no impairment of our goodwill exists at this time. As a result, no impairment of goodwill was recorded during the six month period ended March 31, 2002. Additional testing for impairment indicators will be performed on a regular basis. If such tests indicate the fair value of goodwill has fallen below the current book value an impairment will be recorded at that time.

Note 4.  Employee Stock Option Plan

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

         We choose to value these options using the intrinsic value based method of accounting prescribed in APB Opinion No 25, Accounting for Stock Issued to Employees. Under this method, compensation expense is recorded on the difference between the exercise price of the options and the market value of the options on the date stock options are issued. Since these options were issued with an exercise price equal to market value, we did not record any expense related to the issuance of these options.

         Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation, requires those who choose to value options issued to employees using the intrinsic value based method of accounting to disclose the pro forma effect of stock options issued to employees using the fair value based method of accounting. As required by SFAS 123, the stock options issued to employees would have resulted in compensation expense of $142,859 under this method. As a result, net income for the three months ended December 31, 2001 would have been reduced from $256,023 as reported to $113,164 on a pro forma basis. Additionally, basic and diluted earnings per share would have decreased from $.03 to $.01.

Note 5.  Earnings Per Share

         Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

Note 6.  Discontinued Operations / Related Party Transaction

         On March 30, 2002 we sold our bakery operation and building (Pastry Product Producers, LLC) to CFB Enterprises, Inc. and Mahar Partnership LLC., respectively. The purchase agreement provided for the buyers to receive substantially all the assets and liabilities of Pastry Products for $240,000 in cash and two promissory notes of $1,195,000. These notes will accrue interest at 8% and are scheduled to be repaid in 2022-2032. The sale resulted in a gain of $215,695, which has been recognized during the three months ended March 31, 2002. CFB Enterprises, Inc. and Mahar Partnership LLC. are partially owned and operated by our Chief Executive Officer, Christopher Swartz.

         Since January 2001, we have continued to focus our business strategy on the franchising aspects of the company, and have steadily move away from the daily operations of company owned locations. The sale of Pastry Products was an additional step in this direction and the proceeds from the sale of this business segment will allow us to expand our franchise operations.

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

Overview

         We will continue to derive our revenue from several sources: royalties, franchise fees and other franchise related activities. We have approximately 145 franchised units at March 31, 2002. Also, we continue to have financial interests in our former subsidiaries Mountain Mike's Pizza and Seawest Subs franchise concepts which have approximately 84 restaurants and 30 restaurants, respectively. We also have a joint venture agreement with Gator's Dockside Licensing, LLC. which has approximately 13 restaurants in Florida.

Six Months Ended March 31, 2002 Compared to Six Months Ended March 31, 2001.

Results of Operations

         The following table sets forth for the periods presented the percentage relationship to franchise operation revenue of certain items included in the consolidated statements of operations for the periods presented:

                                                                     Six Months       Six Months      Three Months     Three Months
                                                                        Ended           Ended            Ended            Ended
                                                                   March 31, 2002   March 31, 2001   March 31, 2002   March 31, 2001
------------------------------------------------------------------------------------------------------------------------------------
Revenues:
    Franchise operations                                                100.0%           100.0%          100.0%            100.0%
------------------------------------------------------------------------------------------------------------------------------------
                                                                        100.0%           100.0%          100.0%            100.0%

Operating costs and expenses:
    Franchise servicing costs                                            39.3%            57.9%           38.4%             60.8%
    General and administrative                                           29.9%            67.3%           31.7%             70.7%
    Consulting and investor relations                                     1.9%            43.6%            3.4%             57.6%
    Amortization and depreciation                                         9.5%            23.9%            9.5%             25.0%
------------------------------------------------------------------------------------------------------------------------------------
                                                                         80.7%           261.8%           83.0%            275.1%
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) from operations                                            19.3%           (93.0%)          17.0%           (123.4%)

Other income (expense):
    Interest, net                                                        (7.0%)           (8.9%)          (6.1%)            (7.1%)
    Debt discount from the beneficial conversion feature of
      convertible debentures                                              0.0%           (24.1%)           0.0%              0.0%
    Permanent impairment of long-lived assets                            (1.5%)          (23.3%)          (3.0%)           (35.1%)
    Gain (loss) on disposal of property and equipment                     0.0%            (6.0%)           0.0%              0.0%
    Minority interest in income of subsidiary                             0.3%             4.1%            1.5%              8.7%
    Other, net                                                            6.2%             6.8%           (3.2%)            (5.4%)
------------------------------------------------------------------------------------------------------------------------------------
                                                                         (2.0%)          (51.3%)         (10.9%)           (38.9%)
------------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations before discontinued
  operations                                                             17.3%          (144.3%)           6.1%           (162.3%)
Discontinued operations:
      Income (loss) from operations of discontinued operations           (0.6%)            0.1%           (2.3%)            (7.0%)
      Gain from disposal of discontinued operations                      12.2%             0.0%           24.0%              0.0%
------------------------------------------------------------------------------------------------------------------------------------
Preferred stock dividends                                                (0.4%)           (1.9%)          (0.4%)            (0.6%)
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                        28.4%          (146.1%)          27.3%           (169.9%)

         We had net income of $502,009 for the six months ended March 31, 2002 compared to a net loss of $1,879,498 for the same period in 2001, a change of $2,178,261 or 115.9%. This significant change resulted from several factors. First, we received approximately $300,000 from major preferred proprietary vendors to convert our concepts to new food products. This was offset by $102,635 in conversion costs associated with this change. Also, we have been able to restructure our franchise operations resulting in decreased franchise servicing costs totaling $50,692 or 6.8% over last year. In addition, several non-cash charges occurred in 2001 including $309,615 incurred for recognizing a premium arising out of the attached convertible debt feature on debentures issued in December 2000, $299,205 for write-downs on the carrying value of certain notes receivable, and $307,959 for depreciation and amortization.
Lastly, we discontinued the operation of our bakery (Pastry Products) in March 2002. The resulting sale of this business resulted in the recognition of a gain of $215,695 during the three months ended March 31, 2002.

         Our total revenue decreased $405,250 or 18.7% to $1,766,261 for the six months ended March 31, 2002 from $2,171,511 for the same period in 2001. The decrease in the current year is primarily due to $884,829 in retail sales through our corporately-owned restaurants in 2001. We re-franchised all of our eight remaining company operated Central Park locations during 2001, and no longer operate any company owned stores. Franchise operations revenues increased $479,579 or 37.3% to $1,766,261 for the six months ended March 31, 2002 compared to $1,286,682 for the same period in 2001. This growth can be attributed to several factors. First, we have changed major preferred proprietary vendors of our concepts which resulted in aggregate one-time conversion funding of $300,000. These funds are currently being used to cover the cost of new signs, menu boards, and other conversion costs attributed to the change. For the six months ended March 31, 2002 we have incurred $102,635 in conversion costs which is reflected in franchise operations expense. Secondly, we have added three new franchise restaurants in our Central Park and Sobik's Subs chains. Finally, we have completely redesigned the look of our Central Park stores, and encourage our existing franchise owners to update their existing stores. To date one franchise location has completed the redesign process and several other are currently in the remodeling process. We expect an increase in same store volume over last year as this project continues.

         Total operating expenses decreased $1,942,797 or 57.7% to $1,425,569 for the six months ended March 31, 2002 compared to $3,368,366 for the same period in 2001. $888,611 of this decrease is attributed to the cost of sales and operating expenses of our eight corporately owned Central Park restaurants in 2001. We re-franchised these remaining locations during 2001, and no longer operate any company owned stores. Franchise servicing costs decreased $50,692 or 6.8% to $694,326 for the six months ended March 31, 2002 compared to $745,018 for the same period in 2001. This decrease would have been more significant had we not incurred $102,635 in conversion costs during the six months ended March 31, 2002 associated with our change of major preferred proprietary vendors. There were no conversion costs during the six months ended March 31, 2001. General and Administrative expenses decreased $336,953 to $528,988 for the six months ended March 31, 2002. This decrease is primarily the result of the restructuring of the corporate overhead costs associated with the Central Park chain. Several positions were eliminated and consolidated in our corporate office in Florida. In addition, an employment agreement with the former owner of Central Park expired in July 2001. Consulting and Investor Relations costs decreased $526,511 or 45.5% for the quarter ended March 31, 2002. During 2001 we entered into several investor relations contracts to assist us in promoting our products. Payment for these services was often rendered via stock issuances resulting in significant expense. The issuance of stock and stock options for services was curtailed in this fiscal year. Amortization and depreciation expenses decreased $140,030 or 45.5% to $167,929 during the six months ended March 31, 2002 compared to $307,959 for the same period in 2001. This decrease relates to our decision to early adopt the Financial Accounting Standards Board Statement of Financial Standards No. 142, "Goodwill and other Intangible Assets" (SFAS 142). As a result, no amortization expense was recorded for the period ended March 31, 2002 compared to $195,734 for the same period in 2001. SFAS 142 mandates that acquired goodwill and intangible assets deemed to have indefinite lives will no longer be amortized. Rather, these intangibles will be subject to regular impairment tests. In March 2002, we preformed the required test for impairment of our goodwill using the discounted future cash flows method. These tests indicated that no impairment of our goodwill exists at this time.

         Other expenses decreased $624,256 to $35,830 or 94.5% for the six months ended March 31, 2002. This decrease is attributed to two non-cash items that occurred in 2001 including $309,615 incurred for recognizing a premium arising out of the attached convertible debt feature on the Series G convertible debentures issued in December 2000 and $299,205 for write-downs on the carrying value of certain notes receivable.

         Minority   interest  in  the  income  of  our   Sobik's   International
Franchising, Inc. subsidiary was $5,419 for the six months ended March 31, 2002 which represented a 20.83% minority interest.

Liquidity and Capital Resources

         Net cash provided by operating activities was $142,766 for the six months ended March 31, 2002 compared to $184,333 used by operations for the same period in 2001. The increase of $327,099 is primarily the result of two factors. First, we received approximately $300,000 from major preferred proprietary vendors and incurred $102,635 in conversion costs associated with this shift in 2002. The remaining $197,365 was used to pay down existing accounts payable and accrued liabilities. During 2001 we incurred approximately $280,000 in costs and legal fees for the defense and settlement of all litigation matters.

         Net cash used by investing activities was $71,957 for the six months ended March 31, 2002 resulting from the purchase of property and equipment of $38,625 and the issuance of additional notes receivables of $40,245. In addition, we collected $6,913 on existing notes receivable during the six months ended March 31, 2002. Net cash provided by investing activities was $383,313 for the six months ended March 31, 2001 with proceeds received from the sale of our corporately-owned restaurants of $186,646 and from the collection of $200,659 on notes receivable relating to the sale of our corporately-owned restaurants and from a note receivable relating to our sale of the Mountain Mike's Pizza franchise concept.

         Net cash used by financing activities was $62,658 for the six months ended March 31, 2002 compared to net cash used of $188,697 for the same period in 2001, a decrease of $126,039. In March 2002, we entered into two notes payable totaling $114,183 using the proceeds to purchase property and equipment and to retire $75,000 of our series G convertible debentures. Total principal payments on long-term debt were $167,091 for the six months ended March 31, 2002. In December 2000, we issued $575,000 in convertible debt, using $500,000 of the proceeds along with the issuance of 1,975,000 shares of our common stock to retire all of the outstanding redeemable Series F preferred stock with a carrying value of $2,468,750. The balance of the $75,000 proceeds from the convertible debt was used to pay financing costs. We also made principal payments on long-term debt of $238,697 for the six months ended March 31, 2001. During the six months ended March 31, 2001, we used a portion of proceeds received from the sale of our Central Park corporately-owned restaurants to retire $165,000 in principal on our long-term debt. Additionally, dividends of $9,750 were paid to the holders of our Series C preferred class of stock during the six months ended March 31, 2002. No preferred dividends were paid during the six months ended March 31, 2001.

         Working capital deficit at March 31, 2002 was $1,495,914 compared with a deficit of $1,897,794 at September 30, 2001, a decrease in deficit of $401,880 or 21.2%.

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001.

Results of Operations

         We had net income of $245,986 for the three months ended March 31, 2002 compared to a net loss of $1,023,059 for the same period in 2001, a change of $1,269,045 or 124.0% This significant change resulted from several factors. First, we have been able to restructure our operations resulting in decreased general and administrative costs totaling $140,590 or 33.1% over last year. In addition, several non-cash charges occurred in 2001 including $211,583 for write-downs on the carrying value of certain notes receivable, $346,479 for consulting and investor relations, and $150,206 for depreciation and amortization. Lastly, we discontinued the operation of our bakery (Pastry Products) in March 2002. The resulting sale of this business resulted in the recognition of a gain of $215,695 during the three months ended March 31, 2002.

         Our total revenue decreased $13,930 or 1.5% to $899,502 for the three months ended March 31, 2002 from $913,432 for the same period in 2001. The decrease in the current year is primarily due to $311,454 in retail sales through our corporately-owned restaurants in 2001. We re-franchised all of our eight remaining company operated Central Park locations during 2001, and no longer operate any company owned stores. Franchise operations revenues increased $297,524 or 49.4% to $899,502 for the three months ended March 31, 2002 compared to $601,978 for the same period in 2001. This growth can be attributed to several factors. First, we recognized $125,000 of the previously advanced $300,000 from the conversion of our concepts to new preferred proprietary vendors. For the three months ended March 31, 2002 we have incurred $52,635 in conversion costs associated from this shift which is reflected in franchise operations expense. In addition, we have completely redesigned the look of our Central Park stores, and encourage our existing franchise owners to update their existing stores. To date one franchise location has completed the redesign process and several other are currently in the remodeling process. We expect an increase in same store volume over last year as this project continues.

         Total operating expenses decreased $909,933 or 54.9% to $746,382 for the three months ended March 31, 2002 compared to $1,656,315 for the same period in 2001. $368,481 of this decrease is attributed to the cost of sales and operating expenses of our eight corporately owned Central Park restaurants in 2001. These locations were re-franchised during 2001 and currently we do not own any corporate restaurants. Franchise servicing costs decreased $20,101 or 5.5% to $345,704 for the three months ended March 31, 2002 compared to $365,805 for the same period in 2001. This decrease would have been more significant had we not incurred $52,635 in conversion costs associated with our shift to new preferred proprietary vendors in 2002. General and administrative expenses decreased $140,590 to $284,754 for the three months ended March 31, 2002. This decrease is primarily the result of the restructuring of the corporate overhead costs associated with the Central Park chain. Several positions were eliminated and consolidated in our corporate office in Florida in June 2001. In addition, an employment agreement with the former owner of Central Park expired in July 2001. Consulting and Investor Relations costs decreased $315,735 or 91.1% for the quarter ended March 31, 2002. During 2001 we entered into several investor relations contracts to assist us in promoting our products. Payment for these services was often rendered via stock issuances resulting in significant expense. The issuance of stock and stock options for services was curtailed in this fiscal year. Amortization and depreciation expenses decreased $65,026 or 43.3% to $85,180 during the six months ended March 31, 2002 compared to $150,206 for the same period in 2001. This decrease relates to our decision to early adopt the Financial Accounting Standards Board Statement of Financial Standards No. 142, "Goodwill and other Intangible Assets" (SFAS 142). As a result, no amortization expense was recorded for the period ended March 31, 2002 compared to $97,868 for the same period in 2001. SFAS 142 mandates that acquired goodwill and intangible assets deemed to have indefinite lives will no longer be amortized. Rather, these intangibles will be subject to regular impairment tests. In March 2002, we preformed the required test for impairment of our goodwill using the discounted future cash flows method. These tests indicated that no impairment of our goodwill exists at this time.

         Other expenses decreased $136,362 to $97,896 for the three months ended March 31, 2002. This decrease is attributed to $211,583 for write-downs on the carrying value of certain notes receivable in 2001.

         Minority   interest  in  the  income  of  our   Sobik's   International
Franchising, Inc. subsidiary was $13,281 for the three months ended March 31, 2002 which represented a 20.83% minority interest.

Liquidity and Capital Resources

         Net cash used by operating activities was $26,648 for the three months ended March 31, 2002 compared to $118,397 for the same period in 2001. The decrease of $91,749 is primarily the result of two factors. First, we recognized $125,000 of the original $300,000 funded by new preferred proprietary vendors. Secondly, we incurred charges totaling $50,000 for the defense and settlement of all current legal matters.

         Net cash used by investing activities was $64,886 for the three months ended March 31, 2002 resulting from cash expenditures for property and equipment of $29,409 and the issuance of notes receivable of $40,245. Cash received from the collection of notes receivable was $4,768 for the three months ended March 31, 2002. Net cash provided by investing activities was $272,454 for the three months ended March 31, 2001 resulting from proceeds received from the sale of our corporately-owned Central Park restaurants of $186,646 and from the collection of $85,808 on notes receivable relating to the sale of our corporately-owned restaurants and from a note receivable relating to our sale of the Mountain Mike's Pizza franchise concept.

         Net cash used by financing activities was $19,157 for the three months ended March 31, 2002 compared to net cash used of $146,280 for the same period in 2001, a decrease of $127,123. In March 2002, we entered into two notes payable totaling $114,183 using the proceeds to purchase property and equipment and to retire $75,000 of our series G convertible debentures. Total principal payments on long-term debt were $123,590 for the three months ended March 31, 2002. In March 2001, we entered into a $50,000 note payable, using the proceeds as an initial payment on a settlement of a lawsuit. We also made principal payments on long-term debt of $196,280 for the three months ended March 31, 2001. Additionally, dividends of $9,750 were paid to the holders of our Series C preferred class of stock during the three months ended March 31, 2002. No preferred dividends were paid during the three months ended March 31, 2001.

                            PART II-OTHER INFORMATION

Item 1.  Legal Proceedings.

         We were involved in a case with the Equal Employment Opportunity Commission (EEOC). This case was settled in March 2002 for $50,000. All terms and conditions have been meet in this matter.

         We may be involved in various other lawsuits and litigation, from time to time, as a result of its day to day operations. Management does not believe that any of these other threatened or pending lawsuits or litigation will have an adverse effect on our financial position or results of operations.

Item 2.  Changes in Securities and Use of Proceeds.

         The following table sets forth information with respect to the sale or issuance of unregistered securities by the Company between January 1, 2002 to March 31, 2002:

                                                                                                   Exempt From
                                                                                                     1933 Act
  Shares   Type of   Value of                                                                    Registration In
  Issued   Security  Consideration   Date Issued    To Whom Issued       Business Purpose          Reliance of:
  ------  --------  -------------   ------------  ------------------   --------------------       ------------
   100,000  Common     $   25,000     Feb 20, 2002    Gary Pereira        Conversion of Debt        Section 4(2)
    53,341  Common     $    8,001     Mar 11, 2002    Ben Lichtenberg     Restructuring of Debt     Section 4(2)
    53,341  Common     $    8,001     Mar 11, 2002    Nico Pronk          Restructuring of Debt     Section 4(2)
    53,341  Common     $    8,001     Mar 11, 2002    Wayne Horne         Restructuring of Debt     Section 4(2)
    53,341  Common     $    8,001     Mar 11, 2002    Stephan Wilson      Restructuring of Debt     Section 4(2)
    13,335  Common     $    2,000     Mar 11, 2002    Erik Moquist        Restructuring of Debt     Section 4(2)

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

  Ultimate Franchise Systems, Inc.
  ----------------------------------
     (Registrant)

                                  President & Duly
05/15/02  Christopher M. Swartz   Authorized Officer   /s/ Christopher M. Swartz
--------  ---------------------   ------------------   -------------------------
 Date           Print Name             Title                  Signature

                                  Chief Financial
                                  Officer & Chief
05/15/02  Michael E. Cronin       Operating Officer   /s/ Michael E. Cronin
--------  ---------------------   -------------------  -------------------------
 Date        Print Name                Title                  Signature