Form 10QSB
period 2002-06-30
ULTIMATE FRANCHISE SYSTEMS INC
filed 2002-08-14
CIK 1018725

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

                  For the quarterly period ended June 30, 2002

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                                     0-23545
                              ---------------------
                             Commission File Number

        Ultimate Franchise Systems, Inc. (formerly Jreck Subs Group, Inc.)
       ------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Colorado                                  84-1317674
 -------------------------------         -----------------------------------
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

                                 Yes [X] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the most recent practicable date: August 1, 2002 - 9,022,563 Shares

          Transitional Small Business Disclosure Format: Yes [ ] No [X]

                          PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

                        Ultimate Franchise Systems, Inc. and Subsidiaries
                                  Consolidated Balance Sheets
                     As of June 30, 2002 (Unaudited) and September 30, 2001


                                                                               June 30,            September 30,
                                                                                 2002                   2001
------------------------------------------------------------------------ ---------------------- ---------------------
Assets
Current assets:
    Cash and cash equivalents, including restricted cash of
        $38,516, and $38,068, respectively                                    $      68,691          $      60,927
    Accounts receivable - trade, net of allowance for doubtful
        accounts of $0 and $36,536, respectively                                    132,940                136,092
    Prepaid expenses                                                                 84,114                 10,319
    Current portion of notes receivable                                              23,686                167,776
------------------------------------------------------------------------ ---------------------- ---------------------

        Total current assets                                                        309,431                375,114
------------------------------------------------------------------------ ---------------------- ---------------------

Property and equipment, net                                                         130,672                469,188
------------------------------------------------------------------------ ---------------------- ---------------------

Other assets:
    Goodwill                                                                      5,802,886              6,565,104
    Covenants not to compete, net of accumulated amortization of
      $585,000 and $360,000, respectively                                            15,000                240,000
    Deferred loan costs, net                                                        196,388                245,483
    Notes receivable, net of current portion                                      1,591,379                330,033
    Investment securities                                                            38,024                 69,675
    Other                                                                           111,045                 96,814
------------------------------------------------------------------------ ---------------------- ---------------------

        Total other assets                                                        7,754,722              7,547,109
------------------------------------------------------------------------ ---------------------- ---------------------

Total assets                                                                  $   8,194,825           $  8,391,411
------------------------------------------------------------------------ ---------------------- ---------------------

The interim financial statements include all adjustments which, in the opinion of management, are necessary in order to make
the financial statements not misleading.                                                                            2

                        Ultimate Franchise Systems, Inc. and Subsidiaries
                                  Consolidated Balance Sheets
                     As of June 30, 2002 (Unaudited) and September 30, 2001, Continued


                                                                               June 30,            September 30,
                                                                                 2002                   2001
------------------------------------------------------------------------ ---------------------- ---------------------
Liabilities and Stockholders' Equity
Current liabilities:
    Current portion of long-term debt                                         $     995,248        $       878,166
    Accounts payable                                                                258,402                481,674
     Deferred revenue                                                               236,593                199,397
     Accrued expenses                                                               259,431                450,306
    Accrued preferred stock dividends                                               253,940                263,365
------------------------------------------------------------------------ ---------------------- ---------------------

Total current liabilities                                                         2,003,614              2,272,908
------------------------------------------------------------------------ ---------------------- ---------------------
Long-term debt, less current portion                                              2,322,054              2,713,641
------------------------------------------------------------------------ ---------------------- ---------------------

Total liabilities                                                                 4,325,668              4,986,549
------------------------------------------------------------------------ ---------------------- ---------------------

Minority interest                                                                   250,135                257,875
------------------------------------------------------------------------ ---------------------- ---------------------
Redeemable common stock                                                             293,000                293,000
------------------------------------------------------------------------ ---------------------- ---------------------

Stockholders' equity:
    Series C convertible preferred stock, no par value, 120 shares
      authorized, issued and outstanding                                            120,000                120,000
    Common stock, no par value, 100,000,000 shares authorized,
      9,022,563, and 8,695,864 shares issued and outstanding,
      respectively                                                               30,185,204             30,113,718
    Accumulated deficit                                                         (26,291,682)           (26,692,231)
    Less:  Stock subscriptions receivable                                          (687,500)              (687,500)
------------------------------------------------------------------------ ---------------------- ---------------------

Total stockholders' equity                                                        3,326,022              2,853,987
------------------------------------------------------------------------ ---------------------- ---------------------

Total liabilities and stockholders' equity                                    $   8,194,825           $  8,391,411
------------------------------------------------------------------------ ---------------------- ---------------------

The interim financial statements include all adjustments which, in the opinion of management, are necessary in order to make
the financial statements not misleading.                                                                          3

                                Ultimate Franchise Systems, Inc. and Subsidiaries
                                      Consolidated Statements of Operations
                     For the Nine and Three Months Ended June 30, 2002 and 2001 (Unaudited)


                                                                    Nine Months     Nine Months      Three Months     Three Months
                                                                       Ended           Ended            Ended            Ended
                                                                   June 30, 2002   June 30, 2001     June 30, 2002   June 30, 2001
----------------------------------------------------------------- ---------------- --------------- ----------------- ---------------
Revenues:
    Franchise operations                                           $    2,482,823   $    1,926,717  $      716,562   $      640,035
    Retail sales - company-owned stores                                   122,831        1,123,636         122,831          238,807
-----------------------------------------------------------------  --------------   --------------  --------------   --------------
                                                                        2,605,654        3,050,353         839,393          878,842

Operating costs and expenses:
    Franchise servicing costs                                           1,024,902          972,737         330,576          227,719
    Cost of retail sales and operating costs - stores                     122,236        1,156,297         122,236          267,686
    General and administrative                                            789,041        1,225,940         260,053          359,999
    Consulting and investor relations                                      67,541        1,396,842          33,215          836,005
    Amortization and depreciation                                         252,501          486,467          84,572          178,508
-----------------------------------------------------------------  --------------   --------------  --------------   --------------
                                                                        2,256,221        5,238,283         830,652        1,869,917
-----------------------------------------------------------------  --------------   --------------  --------------   --------------

Income (loss) from operations                                             349,433       (2,187,930)          8,741         (991,075)

Other income (expense):
    Interest, net                                                        (232,069)        (212,200)       (108,151)         (97,211)
    Debt discount from the beneficial conversion feature of
      convertible debentures                                                    -         (309,615)              -                -
    Permanent impairment of long-lived assets                             (27,051)        (848,187)              -         (548,982)
    Gain (loss) on disposal of property and equipment                           -          (83,335)              -           (6,763)
    Minority interest in income of subsidiary                               7,741          134,835           2,322           82,637
    Other, net                                                            109,248          154,865            (472)          67,510
-----------------------------------------------------------------  --------------   --------------  --------------   --------------
                                                                         (142,131)      (1,163,637)       (106,301)        (502,809)
-----------------------------------------------------------------  --------------   --------------  --------------   --------------

Income (loss) from continuing operations before discontinued
  operations                                                              207,302       (3,351,567)        (97,560)      (1,493,884)
Discontinued operations:
      Income (loss) from operations of discontinued operations            (10,748)         (23,049)              -          (25,492)
      Gain from disposal of discontinued operations                       215,695                -               -                -
-----------------------------------------------------------------  --------------   --------------  --------------   --------------
Net income (loss)                                                         412,249       (3,374,616)        (92,353)      (1,519,376)
-----------------------------------------------------------------  --------------   --------------  --------------   --------------
Preferred stock dividends                                                 (11,700)         (28,158)         (3,900)          (3,900)
-----------------------------------------------------------------  --------------   --------------  --------------   --------------

Net income (loss) applicable to common stock                       $      400,549   $   (3,402,774) $     (101,460)  $   (1,523,276)
-----------------------------------------------------------------  --------------   --------------  --------------   --------------

Weighted average number of common shares outstanding                    8,819,050        5,153,590       9,022,563        6,769,967

Earnings (loss) per basic and diluted common share:
    Income (loss) from continuing operations - basic               $          .02   $         (.65)  $        (.01)  $         (.22)

    Income (loss) from continuing operations - diluted                        .01             (.09)           (.01)            (.06)

    Income (loss) from discontinued operations - basic                        .02              .00             .00              .00

    Income (loss) from discontinued operations - diluted                      .01              .00             .00              .00

    Net income (loss) per common share - basic                                .05             (.66)           (.01)            (.23)

    Net income (loss) per common share - diluted                              .03             (.09)           (.01)            (.06)
-----------------------------------------------------------------  --------------   --------------  --------------   --------------

The interim financial statements include all adjustments which, in the opinion of management, are necessary in order to make
the financial statements not misleading.                                                                                           4

                                        Ultimate Franchise Systems, Inc. and Subsidiaries
                                              Consolidated Statements of Cash Flows
                             For the Nine and Three Months Ended June 30, 2002 and 2001 (Unaudited)


                                                                    Nine Months     Nine Months    Three Months     Three Months
                                                                       Ended           Ended           Ended           Ended
                                                                   June 30, 2002   June 30, 2001   June 30, 2002   June 30, 2001
----------------------------------------------------------------- ---------------- -------------- ---------------- ---------------
Operating activities:
    Net income (loss)                                             $     412,249    $ (3,374,616)   $    (97,560)   $   (1,519,376)
    Adjustments to reconcile net loss to net cash used by
     operating activities:
        Amortization and depreciation                                   266,726         581,164          84,572           209,120
        Write down of note receivable                                         -               -          12,000                 -
        Permanent impairment of long-lived assets                        27,051         848,187               -           548,982
        Loss on disposal of property and equipment                            -          83,335               -             6,763
        Gain on sale of discontinued operations                        (215,695)              -               -                 -
        Stock and stock options issued for services                    (112,409)        244,850               -                 -
        Stock of majority owned subsidiary issued for services                -         171,571               -                 -
        Minority interest in income (loss) of subsidiary                 (7,740)       (134,835)         (2,322)          (82,637)
        Amortized discounts on financial instruments                      7,575          23,330           2,525            18,698
        Amortization of deferred loan costs to interest expense          49,095          47,327          16,365            15,597
        Write down of prepaid consulting                                      -         756,442               -           756,442
        Amortization of prepaid costs                                    68,231         275,324          36,071           (14,663)
        Beneficial conversion feature of convertible debentures               -         309,615               -                 -
        (Increase) decrease in:
           Accounts receivable                                          (20,015)        172,718         132,897           221,891
           Prepaid expenses                                             (85,607)         28,556         (10,387)            9,248
           Inventory                                                          -          85,390               -            23,455
           Other assets                                                 (20,331)         10,185          (9,935)                -
        Increase (decrease) in:
           Accounts payable                                            (155,660)       (162,216)        (17,809)          (36,543)
           Deferred revenue                                              37,196               -        (105,846)                -
           Accrued liabilities                                         (114,230)       (214,720)        (34,458)         (230,224)
----------------------------------------------------------------- -------------    ------------    ------------    --------------

Net cash provided (used) by operating activities                        136,436        (248,393)          6,113           (73,245)
----------------------------------------------------------------- -------------    ------------    ------------    --------------

Investing activities:
    Purchase of property and equipment                                  (28,495)        (60,357)            (10)          (56,365)
    Proceeds from sale of marketable securities                           4,600               -           4,600                 -
    Issuance of notes receivable                                         (9,452)        (25,000)           (250)          (25,000)
    Disposition of property and equipment                                     -         264,264               -            77,618
    Proceeds from collection of notes receivable                        207,449         141,660         200,093           (25,186)
----------------------------------------------------------------- -------------    ------------    ------------    --------------

Net cash provided (used) by investing activities                        174,102         320,567         204,433            21,439
----------------------------------------------------------------- -------------    ------------    ------------    --------------

Financing activities:
    Borrowings on long-term debt                                         85,000         818,890               -           193,890
    Proceeds on sale of stock options                                     5,000               -           5,000                 -
    Payments on partial redemption of preferred stock                         -        (500,000)              -                 -
    Dividends paid on preferred stock                                   (21,125)              -         (11,375)                -
    Payment of loan financing costs                                           -               -               -                 -
    Payments on long-term debt                                         (371,649)       (431,532)       (204,558)         (192,835)
----------------------------------------------------------------- -------------    ------------    ------------    --------------

Net cash provided (used) by financing activities                       (302,774)       (112,642)       (210,933)            1,055
----------------------------------------------------------------- -------------    ------------    ------------    --------------

Net increase in cash and cash equivalents                                 7,764         (40,468)           (387)          (50,751)

Cash and cash equivalents, beginning of period                           60,927         148,072          69,078           158,355
----------------------------------------------------------------- -------------    ------------    ------------    --------------

Cash and cash equivalents, end of period                          $      68,691    $    107,604    $     68,691    $      107,604
----------------------------------------------------------------- -------------    ------------    ------------    --------------

The interim financial statements include all adjustments which, in the opinion of management, are necessary in order to make
the financial statements not misleading.                                                                                         5

                                Ultimate Franchise Systems, Inc. and Subsidiaries
                                 Consolidated Statements of Stockholders' Equity
                               For the Nine Months Ended June 30, 2002 (Unaudited)
                                      and the Year Ended September 30, 2001


                                                             Preferred                                      Accumulated
                                          Common              Series C                                         Other
                                  ---------------------  ------------------   Accumulated   Subscription  Comprehensive   Total
                                   Shares       Amount     Shares    Amount     Deficit        Notes      Income (Loss)   Equity
--------------------------------- ---------  -----------  -------  --------  ------------- ------------   ------------- -----------
Balance, September 30, 2000       3,188,718  $26,830,014      120  $120,000  $(22,885,674) $   (687,500)   $  83,316    $ 3,460,156

Stock issued for current and
  prepaid services                1,262,067      349,869        -         -             -             -            -        349,869
Issuance of options for services          -       16,109        -         -             -             -            -         16,109
Stock issued for preferred
  dividends                          32,918       49,375        -         -             -             -            -         49,375
Stock issued for Series F
  preferred stock                 1,975,000    1,968,750        -         -             -             -            -      1,968,750
Beneficial conversion feature on
  convertible debentures                  -      309,615        -         -             -             -            -        309,615
Conversion of Series G debenture  2,173,661      225,000        -         -             -             -            -        225,000
Common stock issued for
  consideration in formation of
  joint venture                      40,000        4,000        -         -             -             -            -          4,000
Stock issued to reduce liability
  to issue common stock              23,500       54,050        -         -             -             -            -         54,050
Proceeds in excess of par on
  stock of majority owned
  Subsidiary                              -      306,936        -         -             -             -            -        306,936
Preferred dividends                       -            -        -         -       (64,975)            -            -        (64,975)
Net loss                                  -            -        -         -    (3,741,582)            -            -     (3,741,582)
Reclassification for adjustment
  for permanent impairment of
  investment securities                   -            -        -         -             -             -      (83,316)       (83,316)
--------------------------------- ---------  -----------    -----  --------  ------------   -----------    ---------    -----------

Balance, September 30, 2001       8,695,864  $30,113,718      120  $120,000  $(26,692,231) $   (687,500)   $            $ 2,853,987
                                                                                                                   -
Issuance of options for prepaid
  services                                -       42,979        -         -             -             -            -         42,979
Issuance of options of majority
  owned subsidiary                        -        5,000        -         -             -             -            -          5,000
Cost in excess of par on
  retirement of stock of majority
  owned subsidiary                        -      (35,498)       -         -             -             -            -        (35,498)
Conversion of Series G debenture    100,000       25,000        -         -             -             -            -         25,000
Stock issued for conversion of
  debt                              226,699       34,005        -         -             -             -            -         34,005
Preferred dividends                       -            -        -         -       (11,700)            -            -        (11,700)
Net income                                -            -        -         -       412,249             -            -        412,249
--------------------------------- ---------  -----------    -----  --------  ------------   -----------    ---------    -----------
Balance, June 30, 2002            9,022,563  $30,185,204      120  $120,000  $(26,291,682)  $  (687,500)   $       -    $ 3,326,022
--------------------------------- ---------  -----------    -----  --------  ------------   -----------    ---------    -----------

The interim financial statements include all adjustments which, in the opinion of management, are necessary in order to make
the financial statements not misleading.                                                                                          6

                        Ultimate Franchise Systems, Inc.
                      Notes to Interim Financial Statements
                                   Form 10-QSB
                                  June 30, 2002

Note 1.  Basis of Presentation

         The unaudited financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended September 30, 2001. The results of operations for the nine and three months ended June 30, 2002 are not necessarily indicative of those to be expected for the entire year.

Note 2.  Reclassifications

         Certain reclassifications have been made to 2001 financial statement amounts to conform to the 2002 presentation.

Note 3.  New Accounting Principles

         As of October 1, 2001, we elected early adoption of Statement of Financial Accounting Standards No. 142 (SFAS 142). As a result, the net loss reported during the six and three months ended June 30, 2001 would have decreased from $3,402,774 to $3,109,173, and $1,523,276 to
         $1,425,409 respectively had SFAS 142 been in effect during the nine and three month period ending June 30, 2001. This is the result of previously recognized goodwill amortization of $293,601, and $97,867 respectively for the nine and three months ended June 30, 2001. Additionally, net loss per share would have changed from $(.65) to $(.60) for the nine months ended June 30, 2001 and from $(.22) to $(.21) for the three months ended June 30, 2001.

         As of June 30, 2002, we have recorded goodwill in the amount of $5,802,886. Amortization of this goodwill, in the amount of $293,601, would have been recorded, and net income would have been reduced to $106,948 during the nine month period ended June 30, 2002 had we not elected the early adoption of SFAS 142. Additionally, basic net earnings per share would have changed from $.05 to $.01, diluted earnings per share would have decreased from $.03 to $.01.

         As permitted by SFAS 142, we have up to six months from the date of adoption to complete a transitional goodwill impairment test. We conducted the test in March 2002 using the discounted future cash flow method. These tests indicated that no impairment of our goodwill exists at this time. As a result, no impairment of goodwill was recorded during the nine month period ended June 30, 2002. Additional testing for impairment indicators will be performed on a regular basis. If such tests indicate the fair value of goodwill has fallen below the current book value an impairment will be recorded at that time.

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

                        Ultimate Franchise Systems, Inc.
                Notes to Interim Financial Statements (Continued)
                                   Form 10-QSB
                                  June 30, 2002

Note 4.  Employee Stock Option Plan (Continued)

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

Note 6.  Discontinued Operations / Related Party Transaction

         On March 30, 2002 we sold our bakery operation and building (Pastry Product Producers, LLC) to CFB Enterprises, Inc and Mahar Partnership, LLC., respectively. The purchase agreement provided for the buyers to receive substantially all the assets and liabilities of Pastry Products for $240,000 in cash and two promissory notes of $1,195,000. These notes will accrue interest at 8% and are scheduled to be repaid in 2022-2032. The sale resulted in a gain of $215,695, which has been recognized during the three months ended March 31, 2002. CFB Enterprises, Inc. and Mahar Partnership, LLC. are partially owned and operated by our Chief Executive Officer, Christopher Swartz.

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

Overview

         We will continue to derive our revenue from several sources: royalties, franchise fees and other franchise related activities. We have approximately 145 franchised units at June 30, 2002. Also, we continue to have financial interests in our former subsidiaries Mountain Mike's Pizza and Seawest Subs franchise concepts which have approximately 84 restaurants and 30 restaurants, respectively. We also have a joint venture agreement with Gator's Dockside Licensing, LLC. which has approximately 13 restaurants in Florida.

Nine Months Ended June 30, 2002 Compared to Nine Months Ended June 30, 2001.

Results of Operations

         The following table sets forth for the periods presented the percentage relationship to franchise operation revenue of certain items included in the consolidated statements of operations for the periods presented:

                                                                    Nine Months     Nine Months      Three Months     Three Months
                                                                       Ended           Ended            Ended            Ended
                                                                   June 30, 2002   June 30, 2001     June 30, 2002   June 30, 2001
----------------------------------------------------------------- --------------- ---------------   --------------- ---------------
Revenues:
    Franchise operations                                                100.0%          100.0%          100.0%            100.0%
----------------------------------------------------------------- --------------- ---------------   --------------- ---------------
                                                                        100.0%          100.0%          100.0%            100.0%

Operating costs and expenses:
    Franchise servicing costs                                            41.3%           50.5%           46.1%             35.6%
    General and administrative                                           31.8%           63.6%           36.3%             56.2%
    Consulting and investor relations                                     2.7%           72.5%            4.6%            130.6%
    Amortization and depreciation                                        10.2%           25.2%           11.8%             27.9%
----------------------------------------------------------------- --------------- ---------------   --------------- ---------------
                                                                         85.9%          211.9%           98.9%            250.3%
----------------------------------------------------------------- --------------- ---------------   --------------- ---------------

Income (loss) from operations                                            14.1%         (111.9%)           1.1%           (150.3%)

Other income (expense):
    Interest, net                                                        (9.3%)         (11.0%)         (15.1%)           (15.2%)
    Debt discount from the beneficial conversion feature of
      convertible debentures                                              0.0%          (16.1%)           0.0%              0.0%
    Permanent impairment of long-lived assets                            (1.1%)         (44.0%)           0.0%            (85.8%)
    Gain (loss) on disposal of property and equipment                     0.0%           (4.3%)           0.0%             (1.1%)
    Minority interest in income of subsidiary                             0.3%            7.0%            0.3%             12.9%
    Other, net                                                            4.4%            8.0%           (0.1%)            10.5%
----------------------------------------------------------------- --------------- ---------------   --------------- ---------------
                                                                         (5.7%)          (6.0%)         (14.8%)            (7.9%)
----------------------------------------------------------------- --------------- ---------------   --------------- ---------------
Income from continuing operations before discontinued
  operations                                                              8.3%         (172.3%)         (13.7%)          (228.9%)
Discontinued operations:
      Income (loss) from operations of discontinued operations           (0.4%)          (1.2%)           0.0%             (4.0%)
      Gain from disposal of discontinued operations                       8.7%            0.0%            0.0%              0.0%
----------------------------------------------------------------- --------------- ---------------   --------------- ---------------
Preferred stock dividends                                                (0.5%)          (1.5%)          (0.5%)            (0.6%)
----------------------------------------------------------------- --------------- ---------------   --------------- ---------------
Net income (loss)                                                        16.1%         (174.9%)         (14.2%)          (233.5%)

                                                                  10

         We had net income of $400,549 for the nine months ended June 30, 2002 compared to a net loss of $3,402,774 for the same period in 2001, a change of $3,803,323 or 111.8%. This significant change resulted from several factors. First, we received approximately $300,000 from major preferred proprietary vendors during 2002 to convert our concepts to new food products. This was offset by $102,635 in conversion costs associated with this change. In addition, several non-cash charges occurred in 2001 including $1,396,842 incurred for consulting and investor relations agreements, $309,615 incurred for recognizing a premium arising out of the attached convertible debt feature on debentures issued in December 2000, $299,205 for write-downs on the carrying value of certain notes receivable, and $486,467 for depreciation and amortization. Lastly, we discontinued the operation of our bakery (Pastry Products) in March 2002. The resulting sale of this business resulted in the recognition of a gain of $215,695 during the three months ended March 31, 2002.

         Our total revenue decreased $444,699 or 14.6% to $2,605,654 for the nine months ended June 30, 2002 from $3,050,353 for the same period in 2001. The decrease in the current year is primarily due to $1,156,297 in retail sales through our corporately-owned restaurants in 2001. We re-franchised all of our eight remaining company operated Central Park locations during 2001. In April 2002 we began to operate a company owned store in Selma Alabama. Sales from this store were $122,831 for the period ended June 30, 2002, a net decrease in retail sales of $1,000,805 or 89.1% from 2001. Franchise operations revenues increased $556,106 or 28.9% to $2,482,823 for the nine months ended June 30, 2002 compared to $1,926,717 for the same period in 2001. This growth can be attributed to several factors. First, we have changed major preferred proprietary vendors of our concepts which resulted in aggregate one-time conversion funding of approximately $300,000. These funds are currently being used to cover the cost of new signs, menu boards, and other conversion costs attributed to the change. For the nine months ended June 30, 2002 we have incurred $102,635 in conversion costs which is reflected in franchise operations expense. Secondly, we have added three new franchise restaurants in our Sobik's Subs chain. Finally, we have completely redesigned the look of our Central Park stores, and encourage our existing franchise owners to update their existing stores. To date two franchise locations have completed the redesign process and several others are currently in the remodeling process. We expect an increase in same store volume over last year as this project continues.

         Total operating expenses decreased $2,982,062 or 56.9% to $2,256,221 for the nine months ended June 30, 2002 compared to $5,238,283 for the same period in 2001. $1,156,297 of this decrease is attributed to the cost of sales and operating expenses of our eight corporately owned Central Park restaurants in 2001. We re-franchised these remaining locations during 2001, and now operate only one location in Selma Alabama which incurred $122,236 in operating expenses for the nine months ended June 30, 2002. Franchise servicing costs increased $52,165 or 5.4% to $1,024,902 for the nine months ended June 30, 2002 compared to $972,737 for the same period in 2001. This increase is primarily the result of $102,635 in conversion costs associated with our change of major preferred proprietary vendors during the nine months ended June 30, 2002. There were no conversion costs during the nine months ended June 30, 2001. General and Administrative expenses decreased $436,899 to $789,041 for the nine months ended June 30, 2002. This decrease is primarily the result of the restructuring of the corporate overhead costs associated with the Central Park chain. Several positions were eliminated and consolidated in our corporate office in Florida. In addition, an employment agreement with the former owner of Central Park expired in July 2001. Consulting and Investor Relations costs decreased $1,329,301 or 95.2% for the nine months ended June 30, 2002. During 2001 we entered into several investor relations contracts to assist us in promoting our products. Payment for these services was often rendered via stock issuances resulting in significant expense. The issuance of stock and stock options for services was curtailed in this fiscal year. Amortization and depreciation expenses decreased $233,966 or 48.1% to $252,501 during the nine months ended June 30, 2002 compared to $486,487 for the same period in 2001. This decrease relates to our decision to early adopt the Financial Accounting Standards Board Statement of Financial Standards No. 142, "Goodwill and other Intangible Assets" (SFAS 142). As a result, no amortization expense was recorded for the period ended June 30, 2002 compared to $293,601 for the same period in 2001. SFAS 142 mandates that acquired goodwill and intangible assets deemed to have indefinite lives will no longer be amortized. Rather, these intangibles will be subject to regular impairment tests. In March 2002, we preformed the required test for impairment of our goodwill using the discounted future cash flows method. These tests indicated that no impairment of our goodwill existed at that time.

         Other expenses decreased $1,021,506 to $142,131 or 87.8% for the nine months ended June 30, 2002. This decrease is attributed to two non-cash items that occurred in 2001 including $309,615 incurred for recognizing a premium arising out of the attached convertible debt feature on the Series G convertible debentures issued in December 2000 and $299,205 for write-downs on the carrying value of certain notes receivable. In addition, a permanent impairment of our investment securities was recorded in June 2001 in the amount of $471,114.

         Minority interest in the income of our Sobik's International Franchising, Inc. subsidiary was $7,741 for the nine months ended June 30, 2002 which represented a 20.83% minority interest.

Liquidity and Capital Resources

         Net cash provided by operating activities was $136,436 for the nine months ended June 30, 2002 compared to $248,393 used by operations for the same period in 2001. The increase of $384,829 is primarily the result of two factors. First, we received approximately $300,000 from major preferred proprietary vendors and incurred $102,635 in conversion costs associated with this shift in 2002. During 2001 we incurred approximately $280,000 in costs and legal fees for the defense and settlement of all litigation matters.

         Net cash provided by investing activities was $174,102 for the nine months ended June 30, 2002 resulting from the collection of $207,449 on notes receivable and $4,600 received from the sale of a portion of our marketable securities. In addition, we issued $9,452 for notes receivable and purchased $28,495 in property and equipment for the nine months ended June 30, 2002. Net cash provided by investing activities was $320,567 for the nine months ended June 30, 2001 with proceeds received from the sale of our corporately-owned restaurants of $264,264 and from the collection of $141,660 on notes receivable relating to the sale of our corporately-owned restaurants and from a note receivable relating to our sale of the Mountain Mike's Pizza franchise concept. Additionally, we issued notes receivable of $25,000 and purchased $60,357 in property and equipment during the nine months ended June 30, 2001.

         Net cash used by financing activities was $302,774 for the nine months ended June 30, 2002 compared to net cash used of $112,642 for the same period in 2001, an increase of $190,132. In March 2002, we entered into a note payable of $85,000 which we used to retire $75,000 of our series G convertible debentures. Total principal payments on long-term debt were $371,649 for the nine months ended June 30, 2002. In December 2000, we issued $575,000 in convertible debt, using $500,000 of the proceeds along with the issuance of 1,975,000 shares of our common stock to retire all of the outstanding redeemable Series F preferred stock with a carrying value of $2,468,750. The balance of the $75,000 proceeds from the convertible debt was used to pay financing costs. We also made principal payments on long-term debt of $431,532 for the nine months ended June 30, 2001. During the nine months ended June 30, 2001, we used a portion of proceeds received from the sale of our Central Park corporately-owned restaurants to retire $165,000 in principal on our long-term debt. Additionally, dividends of $21,125 were paid to the holders of our Series C preferred class of stock during the nine months ended June 30, 2002. No preferred dividends were paid during the nine months ended June 30, 2001.

         Working capital deficit at June 30, 2002 was $1,694,183 compared with a deficit of $1,897,794 at September 30, 2001, a decrease in deficit of $203,611 or 10.7%.

         We believe that cash flows from operations will continue to fund our operations as well as generate the capital necessary to meet our obligations, including $995,248 of its current portion of long term debt. We may seek other sources of financing, restructure and/or pay off all our current obligations in 2002. There is no assurance that additional funding will be available, or if available, can be obtained on terms favorable to us. Failure to obtain such funding could adversely affect our financial condition.

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001.

Results of Operations

         We had a net loss of $101,460 for the three months ended June 30, 2002 compared to a net loss of $1,523,276 for the same period in 2001. The decrease of $1,421,816 in net loss is primarily the result of significant non-cash charges including $802,790 of consulting and investor relations from the write off of several agreements during 2001. Also, a permanent impairment of our investment securities totaling $471,114 was recorded during the three months ended June 30, 2001.

         Total revenue decreased $39,449 or 4.5% to $839,393 for the three months ended June 30, 2002 from $878,842 for the same period in 2001. The decrease in the current year is primarily due to $122,831 in retail sales through our one corporately-owned restaurant compared to $238,807 for the same period in 2001. Franchise operations revenues increased $76,527 or 12.0 % to $716,562 for the three months ended June 30, 2002 compared to $640,035 for the same period in 2001.

         Total operating expenses decreased $1,039,265 or 55.6% to $830,652 for the three months ended June 30, 2002 compared to $1,869,917 for the same period in 2001. The increase is primarily due to the write down of $756,442 in prepaid consulting agreements in 2001. During 2001, we entered into several investor relations contracts to assist us in promoting our products. Payment for these services was often rendered via stock issuances resulting in significant expense. In June 2001 the future benefit of all of these contracts had become impaired. As a result, we expensed the remaining carrying value of all prepaid consulting agreements which amounted to $756,442 in expense during June 2001. General and administrative expenses decreased $99,946 or 27.8% to $260,053 for the three months ended June 30, 2002 compared to $359,999 for the same period in 2001 due to severance pay and administrative costs associated with the restructuring of Central Park. Depreciation and Amortization expense decreased $93,936 or 52.6% to $84,572 for the three months ended June 30, 2002 compared to $178,508 for the same period in 2001. This decrease relates to our decision to early adopt the Financial Accounting Standards Board Statement of Financial Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). As a result, no amortization expense was recorded for the period ended June 30, 2002 compared to $97,867 for the same period in 2001. SFAS 142 mandates that acquired goodwill and intangible assets deemed to have indefinite lives will no longer be amortized. Rather, these intangibles will be subject to regular impairment tests. In March 2002, we preformed the required test for impairment of our goodwill using the discounted future cash flows method. These tests indicated that no impairment of our goodwill existed at that time.

         Other Expenses decreased $396,508 to $106,301 or 78.9% for the three months ended June 30, 2002 compared to $502,809 for the same period in 2001. This decrease is primarily attributed to $471,114 recorded as a permanent impairment of our investment securities in 2001. The market value of our investment securities continued to steadily decline during 2001 with recovery very remote. As a result, we recorded a permanent impairment during June 2001.

         Minority interest in the income of the Company's Sobik's International Franchising, Inc. subsidiary was $2,322 for the three months ended June 30, 2002 which represented a 20.83% minority interest.

Liquidity and Capital Resources

         Cash provided by operating activities was $6,113 during the nine monthes ended June 30, 2002 compared to $73,245 used in a prior year. The increase in cash provided by operating activities during the three months ended June 30, 2002 compared to the same period in 2001 was primarily due to the increases in operating income.

         Net cash provided by investing activities was $204,433 for the three months ended June 30, 2002 resulting from the collection of notes receivable of $200,093 and the sale of a portion of our investment securities of $4,600. Net cash provided by investing activities was $21,439 for the three months ended June 30, 2001 resulting from proceeds on the sale of our three remaining corporately owned Central Park locations of $77,618, and $56,365 used to purchase property and equipment.

         Net cash used by financing activities was $210,933 for the three months ended June 30, 2002 compared to net cash provided of $1,055 for the same period in 2001, a change of $211,988. The Company made principal payments on long-term debt of $204,558 for the three months ended June 30, 2002 compared to $192,835 for the same period in 2001. During the three months ended June 30, 2002, there were no borrowings on long-term debt compared to $193,890 in borrowings on long-term debt during the same period in 2001. There were $11,375 paid for preferred stock dividends for the three months ended June 30, 2002. There were no preferred stock dividends paid during the three months ended June 30, 2001.

                            PART II-OTHER INFORMATION

Item 1.  Legal Proceedings.

         We were involved in a case with the Equal Employment Opportunity Commission (EEOC). This cas was settled in March 2002 for $50,000. All terms and conditions of this settlement have been met in this matter.

         We may be involved in various other lawsuits and litigation, from time to time, as a result of our day to day operations. Management does not believe that any of these other threatened or pending lawsuits or litigation will have an adverse effect on our financial position or results of operations.


Item 2.  Changes in Securities and Use of Proceeds.

         None

Item 3.  Defaults Upon Senior Securities.

         None

Item 4. Submission of Matters to a Vote of Security Holders.

         None

Item 5.  Other Information.

         In December 2001, we entered into a one year agreement with Noble International Investments, Inc. ("Noble"), whereby Noble will assist us in meeting our obligation associated with the Series G convertible debentures which matured in January 2002. In addition, Noble will offer ongoing consulting services to assist us in our daily operations. As consideration for these services we have agreed to pay $5,000 each month beginning in December 2001. In addition, Noble will receive five year "cashless exercise" warrants to purchase 5% of our outstanding common stock at $.10 per share. Half of these options vest immediately, and the remainder will vest in March 2002.

         In July 2002, we entered into a stock exchange agreement with Uptown Restaurant Group, Inc. ("Uptown") Pursuant to this agreement, we issued 375,000 shares of our common stock to Uptown in exchange for 2,100,000 shares of common stock in Uptown. Uptown is and its four subsidiaries NYB Foods, Inc., Fasta Pasta, Inc. 1 Potato 2, Inc. and NY Subs, Inc. are all incorporated under the laws of the state of Colorado. Prior to this agreement Uptown had 5,116,578 issued and outstanding shares of common stock.

         Uptown's largest subsidiary NYB Foods is the franchisor of a 56 unit Mexican restaurant chain called New York Burrito located in 20 states, Fasta Pasta is a one unit concept located in Scottsdale AZ, 1 Potato 2 is a 7 unit concept located in California, and NY Subs is a one unit concept located in Mesa, AZ.

         According to this agreement, the current board of directors of Uptown will resign effective July 25, 2002 and Christopher Swartz, Eric Swartz, and Michael Cronin have been appointed as the new directors of Uptown for a one year period. Concurrent with this change, we will begin to manage all daily management aspects of Uptown and its subsidiaries. As additional consideration for this agreement, we have hired Uptown's former CEO Robert Palmer as a franchise sales consultant for $100,000 payable monthly over two years. Additionally, we have agreed to release control of NY Subs, Inc. back to Mr. Palmer.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibit Index

                  99.1 Certification of Christopher M. Swartz and Michael E. Cronin pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Form 8-K


                  None

                                   SIGNATURES

In accordance with all the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Ultimate Franchise Systems, Inc.
 --------------------------------
         (Registrant)

                                  President & Duly
08/14/02  Christopher M. Swartz   Authorized Officer   /s/ Christopher M. Swartz
--------- ----------------------  ------------------  --------------------------
 Date           Print Name             Title                  Signature

                                  Chief Financial
                                  Officer & Chief
08/14/02  Michael E. Cronin       Operating Officer   /s/ Michael E. Cronin
--------- ----------------------  ------------------  --------------------------
 Date        Print Name                Title                  Signature