Form 10KSB
period 2002-09-30
ULTIMATE FRANCHISE SYSTEMS INC
filed 2002-12-30
CIK 1018725

U.S Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

               [ ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      [X] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                       For the year ended September 30, 2002

                                     0-23545
                                     -------
                             Commission File Number

            Ultimate Franchise Systems, Inc. (formerly Jreck Subs Group, Inc.)
                             ----------------------
        (Exact name of small business issuer as specified in its charter)

              Nevada                                   84-1317674
             --------                                  ----------
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

                           Common Stock, No Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

The Registrant's revenue for the fiscal year ended September 30, 2002:
$3,329,026.

The aggregate market value of the voting and non-voting common equity held by non-affiliates (computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity) as of December 16, 2002 was $529,822 (for purposes of the foregoing calculation only, each of the registrant's officers and directors is deemed to be an affiliate).

There were 12,749,415 shares of the registrant's common stock outstanding as of December 16, 2002.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                                None

          Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                     PART I

Item 1. Description of Business.

Form and Year of Organization

In May, 1996 we concluded a reverse acquisition wherein all of our capital stock was acquired by Circa Media, Inc., a Colorado corporation, incorporated on July 19, 1995 and formerly engaged in reproducing archival, public domain art and photographs in digital form. Pursuant to an agreement and Plan of Reorganization between JRECK Subs, Inc. and Circa Media, Inc., Circa Media, Inc. changed its name to JRECK Subs Group, Inc. On May 7, 1996. The former shareholders of JRECK Subs, Inc. received 5,000,000 common shares of the Company in the transaction or 56% of the outstanding shares. In addition the former Series A Preferred shareholders of JRECK Subs, Inc. received 700,000 shares of the Company's Series A Preferred stock. The former business of Circa Media, Inc. was discontinued.

In June 2000, we changed our name from Jreck Subs Group, Inc. to Ultimate Franchise Systems, Inc. and changed our ticker symbol from JSUB to UFSI. In August 2001 we completed a 1 for 10 reverse stock split, and changed our ticker symbol to UFSY.

In July 2001, a vote of the shareholders approved a change of our corporate domicile from the state of Colorado to Nevada. This change was formally made in April 2002.

In February 2001, we completed a reverse merger whereby 100% of the outstanding common stock of our wholly-owned subsidiary, SBK Franchise Systems, Inc., the franchisor of the Sobik's Sub chain, was acquired by Krypton Distribution Corp. Upon completion of the merger, SBK Franchise Systems, Inc. changed its name to Sobik's International Franchising, Inc. (see item 11).

We are a multi-brand restaurant franchisor and a restaurant venture company with significant equity interests in numerous franchise companies.

In total, we have financial investments in 378 restaurants. Our equity interests include the following:

                                     State of Ownership
Corporation Name                        Incorporation       Percentage   Predominant Restaurant Concept
----------------                        -------------      -----------   ------------------------------
Central Park of America, Inc.               Delaware          100%            "Central Park"
Sobik's International Franchising, Inc.     Florida            79%              "Sobik's"
Gator's Dockside Int'l Franchising, LLC     Florida            30%           "Gator's Dockside"
Uptown Restaurant Group. Inc.               Colorado           29%           "New York Burrito"
Jreck Subs, Inc.                            New York           20%             "Jreck Subs"
Li'l Dino Corporation                       North Carolina     20%              "Li'l Dino"
Concept Acquisitions, Inc.                  Florida            18%           "Mountain Mike's"
Weight Loss Forever Int'l, Inc.             Colorado            9%          "Weight Loss Forever"

Recent Acquisition and Dispositions

On September 30, 2002 we sold an 80% equity interest in our Li'l Dino subsidiary to Emily's Ventures, LLC ("Emily's") for $1,081,800. $581,800 was received in cash in October 2002. Additionally, we entered into a note receivable with Emily's for the remaining $500,000. The note will require no payments but will accrue interest at 5% from September 30, 2002 until August 31, 2006. At that time all principal and accrued interest will be due.

On August 31, 2002 we sold an 80% equity interest in our Jreck Subs subsidiary to Grace Ventures, LLC ("Grace") for $1,996,205. $696,205 was received in cash, and we entered into a note receivable with Grace for the remaining $1,300,000. The note requires Grace to make quarterly principal payments of $35,000 until August 31, 2004 and during that time the principal will accrue interest at 5%. Thereafter, the note will earn interest at 7% and Grace will make quarterly principal and interest payments of $35,000 through August 31, 2006. At that time the remaining principal and accrued interest will be due.

Grace Ventures, LLC is partially owned and operated by our Chief Executive Officer, Christopher Swartz.

On March 30, 2002 we sold our bakery operation and building (Pastry Product Producers, LLC) to CFB Enterprises, Inc. ("CFB") and Mahar Partnership, LLC ("Mahar"), respectively. The purchase price of the business consisted of $10,000 in cash and the issuance of two notes receivable with values of $90,000 and $900,000, respectively.

The purchase price of the building consisted of a note receivable with a discounted value of $191,942 and $174,319 in cash.

CFB and Mahar are partially owned and operated by our Chief Executive Officer, Christopher Swartz.

General Description of Business

We are a multi-brand franchisor of restaurant concepts including quick service sandwich, fresh Mex, drive-thru hamburger restaurants, and casual dining restaurants.

The brands include

Quick Service Sandwich Restaurants:

Our Quick Service Sandwich category philosophy is to offer a wider selection of menu items and higher quality ingredients cooked on the premises.

Each location is designed as a "dine in" location (with many offering a drive up window). Restaurants range in size from 1,000 square feet to 2,000 square feet (1,400 to 1,500 square feet being typical), and are located in strip shopping centers, shopping malls and free standing buildings.

As is typical in sandwich shops, the majority of restaurant sales occur during lunch with the balance during the dinner hours. Dine in and take out (including delivery) comprise 60% and 40% of sales respectively. Individual franchisees may also offer catering services for special events and also may provide a full line of products on a temporary site basis by utilizing authorized mobile facilities.

Sobik's

Our Sobik's Subs subsidiary offers a lunch and dinner menu of different submarine sandwiches, soups and hot and cold side orders. The food preparation area is open to customer view to engage customer interest and to showcase cleanliness and freshness. The food preparation process is designed to deliver a completed food order within 60 seconds. Sandwich menu prices range from $2.50-$5.95. In addition, we offer a selection of soft drinks, French fries as well as dessert items such as cookies.

As of September 30, 2002 there were 30 franchised locations in the Central Florida Area.

Li'l Dino

Li'l Dino restaurants feature delicatessen and submarine type sandwiches, pizza, and hot and cold side orders. In addition, we offer a selection of soft drinks, French fries as well as dessert items.

As of September 30, 2002 there were 27 franchised locations primarily located in North and South Carolina.

Jreck Subs

Jreck Subs offers a full assortment of submarine sandwiches, soups, and hot and cold side orders. In addition, a selection of soft drinks, French fries as well as dessert items are available.

As of September 30, 2002 there were 39 franchised locations in Upstate New York.

Quick Service Fresh Mex Restaurants:

New York Burrito

New York Burrito restaurants feature and assortment of gourmet wraps, burritos, and quesadillas ranging in price from $4.89-$5.99. Restaurants range in size from 1,000 to 2,000 square feet, and are located in strip shopping malls, and free standing buildings.

As of September 30, 2002 there were 55 franchised locations located in 20 states.

Drive-Thru Hamburger Restaurants:

Central Park

Central Park is a fast service, double drive-thru restaurant format. Central Park offers hamburgers, French fries, chicken sandwiches, hot dogs and soft drinks. Some Central Park locations also offer a limited breakfast menu consisting of breakfast sandwiches, hash browns and pastries.

The Central Park locations are designed for drive-thru, several with walk-up order service. Some restaurants provide limited outside seating. The approximate size of the real property for the unit is 10,000 to 40,000 square feet to accommodate parking and drive-through lanes. Restaurants generally range in size from 500 to 600 square feet.

As of September 30, 2002 there were 46 franchised locations located throughout the Southeastern United States and Utah.

Casual Dining Restaurants:

Gator's Dockside

Gator's Dockside is a casual sports themed restaurant concept which features a wide variety of food items ranging from quality appetizers to large portion entrees. Gator's specialty is their signature-grilled chicken wings which are available in three styles with 12 different sauce choices. Restaurants range in size from 6,000 square feet to 7,000 square feet, and are located in strip shopping centers, and free standing buildings.

Franchise Programs

Ultimate Franchise Systems, Inc. is a leading restaurant franchisor with an exclusive focus on growing leading restaurant brands.

We provide superior franchise brand management services which have resulted in the creation of numerous regional market leaders.

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

         -perform ongoing consistency and quality inspections of restaurants in order to maintain uniform acceptable standards

We obtain prospective franchisees primarily from the ranks of our current and former franchisees and employees, referrals from existing franchisees, affiliations with industry experts and from selected marketing efforts such as restaurant trade shows. We intend to develop new franchise locations primarily through existing franchisees and industry affiliations. The primary selective criteria considered in the review and approval of new franchisees is prior experience in operating restaurants or comparable business acumen and the existence of sufficient capital resources to reasonably insure success.

We believe we have a national presence which we intend to strengthen by developing each of our regional concepts.

From time-to-time we will take over the operations of a restaurant from a franchisee before the contract term has expired. We may operate such restaurants until a suitable franchisee can be found, at which time all or part of our investment in such operations may be recovered, or we may choose to close the location.

Initial franchise fees are considered to be within industry norms and currently are $12,500 for new locations in the sandwich segment, $20,000 in the hamburger and fresh Mex segments, and $25,000 for Casual Dining (Gator's). Initial franchise fees are due upon the execution of the Franchise Agreement. Ongoing royalties are also considered to be within industry norms ranging from 4%-7% of sales. In addition to ongoing royalties, all franchisees are required to contribute 2%-4% of sales to a concept-based pooled marketing fund. We collect weekly and monthly sales and other operating information from each franchisee. We have agreements with most franchisees permitting us to electronically debit the franchisees' bank accounts for the payment of royalties, marketing fund contributions, and other amounts owed to us under the franchise agreement. This system significantly reduces the resources needed to process receivables, improves cash flow and helps to limit past due accounts related to these items. Franchisees generally are required to purchase and install an approved point of sale system that, among other things, allows us to poll sales information daily.

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

Suppliers

Each franchisee is obligated to purchase raw materials, both food and non-food, from authorized and designated distributors who may only sell authorized and approved raw materials purchased from approved manufacturers and suppliers. We negotiate relationships with manufacturers and suppliers on a national level for all products except produce, whether or not they bear our logos. We negotiate and enter into recognition agreements authorizing approved distributors to deliver raw products to our franchisee outlets from approved manufacturers and suppliers. All products purchased by franchisees on a local level must meet our quality standards. Franchisees may request approval of additional manufacturers, suppliers or distributors subject to our approval. We base our approval upon a number of conditions including price, quality, ability to service the system on a national basis and such other reasonable standards as we may promulgate from time-to-time. Currently, there are no other manufacturers, suppliers or distributors approved by us other than those that we have designated.

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

In October 1999, the FTC issued proposed changes to the FTC Rule that would affect certain disclosure obligations in connection with franchise sales. These proposed changes are still subject to public comment, and even if adopted as proposed, we do not think the changes would materially affect our franchise sales or other operations. We are not aware of any other probable pending franchise legislation that in our view is likely to affect our operations significantly. We believe that our operations comply in all material respects with the FTC Rules and the applicable state franchise laws.

We are also subject to "Federal Fair Labor Standards Act", which governs minimum wages, overtime, working conditions and other matters as well as the "Americans With Disabilities Act."

From time-to-time, we will operate company owned restaurants. While operating the restaurants, we are subject to a variety of federal, state and local laws regarding minimum wage standards, sanitation, health, fire, alcoholic beverage and safety codes.

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

Competition

We compete in the quick service sandwich and hamburger segments of the restaurant industry. As a franchisor of fast food sandwich and double drive-through hamburger restaurants, we compete on two fronts. First we must attract successful franchisees; and, second, we must assist our franchisees in attracting customers in each of those two niches of the restaurant industry. We compete with an increasing number of national chains of quick service outlets, several of which have dominant market positions, and possess substantially greater financial resources and longer operating histories than we do.

The segments of the restaurant industry that we compete in are highly competitive with respect to price, service, outlet location, and food quality and are often affected by changes in consumer taste, local and national economic conditions, population trends and local traffic patterns.

The three most prolific submarine sandwich chains we compete with are Subway, Blimpie and Quiznos. Subway currently has approximately 16,000 units while Blimpie and Quiznos each have about 2,000 and 1,500 units respectively. Both Subway and Blimpie offer a low cost product in a fast food style environment while Quiznos is positioned between the traditional fast food style of Subway and Blimpie and full service dining. Through its regional concepts, the Company offers a comfortable, fast food style, family atmosphere in which to dine on higher quality food products.

Competitiors of our Central Park hamburger chain include Checkers Drive-In Restaurants and Back Yard Burgers. Checkers currently has approximately 410 units while Back Yard Burgers has about 105 units. Both Checkers and Back Yard Burgers offer a drive-thru format, with a low cost product in a fast food style environment.

A number of companies have adopted "value pricing" strategies in response to flattening growth rates and/or declines in average sale per restaurant. Such strategies could draw customers away from companies that do not engage in "value pricing", or discount pricing, and could also negatively impact the operating margins by attempting to match competition pricing points.

In addition to competing with these chains as restaurants, we also compete with these and other fast food chains for qualified franchisees. Many franchisors, including but not limited to, those in the restaurant industry, have greater market recognition and financial resources than we do. We believe our well established regional concepts offer prospective franchisees the balance of a moderately priced alternative with which to enter the fast food restaurant industry and the pride of ownership in well established and recognized brands.

Trademarks

We currently own the following trademarks or service marks, each of which is registered and listed on the Principal Register of the United States Patent and Trademark Office:

                                                                         Registration
                                                                          Number or        Registration
                                                                         Application        or Renewal
      Trademark                      Type                                   Number              Date
      ---------                      ----                                   ------              ----
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

Employees

As of September 30, 2002 we had approximately 28 employees consisting of 11 administrative employees, and 17 employees at our one corporately owned Central Park location.

Item 2. Description of Property

Our office space is leased at terms varying from month to month or monthly expiring on various dates up to September 2006.

A summary of all real estate locations owned or leased by us at September 30, 2002 are as follows:

                                                       Owned                Base     Lease
                                                         or     Square     Monthly Expiration
Address of Property                           Type     Leased   Footage     Rent     Date
==============================================================================================
300 International Pkwy. Suite 100             Office     Leased      2,833  $4,663    02/11/06
Heathrow, FL 32746

300 International Pkwy., Suite 180            Office     Leased        747   1,276    10/31/06
Heathrow, FL 32746

537 Market Street, Suite 301                  Office     Leased      1,748   2,331    05/31/04
Chattanooga, TN  37402

1376 Highland Avenue                          Land       Leased       N/A    1,614    Mo. To Mo.
Selma, AL

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

6204 Lee Highway                              Land       Leased       N/A    1,500    Assigned 06/10/01
Chattanooga, TN

West Broadway Street                          Land       Leased       N/A      750    Assigned 01/13/01
West Memphis, AR

4019 Jackson Ave.                             Land       Leased       N/A      775    Assigned 05/23/01
Memphis, TN

Taylor Street                                 Land       Leased       N/A    1,750    Assigned 10/19/00
Griffin, GA

Macon Rd.                                     Land       Leased       N/A    3,802    Assigned 11/17/00

3717 Mercer Blvd.                             Land       Leased       N/A    1,650    Assigned 11/03/00
Macon, GA                                                           ------ --------
                          TOTALS                                     5,328 $22,761
                                                                    ====== ========

We believe we have obtained, and currently carry, adequate liability insurance on all the properties we own or lease.

Item 3. Legal Proceedings

In August 2002, the former manager of a corporately owned Central Park store brought an Equal Employment Opportunity Commission (EEOC) claim against us claiming wrongful termination. We formally responded to the EEOC on October 10, 2002 and are awaiting a response from them at this time. No liabilities have been accrued as we do not anticipate this claim will have any material adverse effect on our financial position or results of operations.

We are involved in various other lawsuits and litigation matters on an ongoing basis as a result of our day-to-day operations. However, we do not believe that any of these legal matters will have a material adverse effect on our financial position or results of operations.


Item 4. Submission of Matters to a Vote of Security Holders

None

                                     PART II

Item 5. Market for Common Equity

Our Common Stock is listed on the OTC Bulletin Board under the symbol "UFSY". The prices reported below reflect inter-dealer prices and are without adjustments for retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

                                                          High Bid     Low Bid
                                                          --------     -------
Fiscal Year Ended September 30, 2001     First Quarter     $ .08        $ .06
                                         Second Quarter      .03          .02
                                         Third Quarter       .01          .01
                                         Fourth Quarter      .08          .08

Fiscal Year Ended September 30, 2002    First Quarter      $ .18        $ .07
                                        Second Quarter       .30          .13
                                        Third Quarter        .28          .14
                                        Fourth Quarter       .26          .18

Stockholders:

As of December 16, 2002 there were approximately 5,800 holders of record of our common stock.

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

Recent Sale of Unregistered Securities

In August 2002, we entered into a stock purchase agreement TAS, LLC ("TAS") whereby TAS was issued 1,851,852 shares of common stock in return for $443,000 in cash and 81,000 shares of common stock of a publicly traded franchising company located in the Northeastern United States. The fair market value of these shares at the date of the transaction was determined to be approximately $57,000.

In July 2002, we issued 375,000 shares of common stock in exchange for the 2,100,000 shares of common stock of Uptown Restaurant Group, Inc. ("Uptown"). Uptown is a publicly traded company which controls three restaurant franchising concepts. The acquisition of these shares represents a 29% interest in Uptown and the results from operations have been accounted for under the equity method of accounting.

In December 2000, we issued our Series G Convertible Debentures for $575,000 which calls for monthly interest payments at 12% interest and was due in January 2002. The Convertible Debenture may be converted in whole or in part to our common stock at a conversion price equal to 65% of the three-day average closing price prior to the date of conversion. In anticipation of the conversion of the Convertible Debenture, we have placed in escrow 1,000,000 shares of our common stock.

During the years ended September 30, 2002 and 2001, holders of $175,000 and $225,000 of Convertible Debentures converted their principal into 1,600,000 and 2,173,661 shares of our common stock. All of these shares were from newly issued shares, no shares were issued from the 1,000,000 shares held in escrow.

The following table sets forth information with respect to the sale or issuance of unregistered securities over the last three fiscal years, and includes the effect of the 1 for 10 reverse stock split in August 2001:

                                                                                                                  Exempt From
                                                                                                                     1933 Act
                                      Value or                                                                    Registration
  Shares    Type of                   Consider-   To Whom                                                               In
  Issued   Security         Date       ation      Issued                       Business Purpose                    Reliance of:
------------------------------------------------------------------------------------------------------------------------------------
   38,000   Common      Oct 19, 1999     71,250 Compass Point Group        Consulting Services                      Section 4(2)
   50,000   Common      Jan 19, 2000    110,200 Stockbroker Relations      Consulting Services                      Section 4(2)
   23,500   Common      Jan 28, 2000     54,050 Compass Point Group        Consulting Services                      Section 4(2)
   30,000   Common      Mar 21, 2000    105,000 2 Individuals              Consulting Services                      Section 4(2)
   89,491   Common      Mar 31, 2000    223,728 Tri-Emp Enterprises        Conversion of Debt                       Section 4(2)
   84,883   Common      Mar 31, 2000    212,208 Monterrey Corp.            Conversion of Debt                       Section 4(2)
   26,000   Common      Apr 1,  2000     57,200 Stockbroker Relations      Consulting Services                      Section 4(2)
   15,000   Common      May 12, 2000     48,000 Olympus Capital            Consulting Services                      Section 4(2)
    4,000   Common      Jun 5,  2000     11,200 Dan Patterson              Consulting Services                      Section 4(2)
    4,000   Common      Jun 28, 2000      9,200 Compass Point Group        Consulting Services                      Section 4(2)
   43,500   Common      Jul 18, 2000    139,200 Various                    Acquisition of "Central Park"            Section 4(2)
                                                                            Restaurant Chain
  100,000   Common      Jul 27, 2000    260,000 E-Rex, Inc.                Sale of Stock for Investment Security    Section 4(2)
   25,000   Common      Oct 30, 2000     31,250 Stockbroker                Consulting Services                      Section 4(2)
                                                Relations
   52,000   Common      Oct 30, 2000     65,000 2 Individuals              Consulting Services                      Section 4(2)
   32,918   Common      Nov 20, 2000     49,375 19 Individuals             Payment on Series F                      Section 4(2)
                                                                           Preferred Dividends
   35,647   Common      Dec 20, 2000     28,518 L. Van Stillman            Legal Services                           Section 4(2)
   15,000   Common      Dec 29, 2000     10,500 L. Van Stillman            Legal Services                           Section 4(2)
   20,000   Common      Dec 29, 2000     14,000 Christopher Swartz         Officer Compensation                     Section 4(2)
   20,000   Common      Dec 29, 2000     14,000 Michael Cronin             Officer Compensation                     Section 4(2)
1,975,000   Common      Dec 29, 2000  1,968,750 19 Individuals             Conversion of Series F                   Section 4(2)
                                                                             Preferred Stock
   17,500   Common      Jan 31, 2001     40,250 Charterbridge              Consulting Services                      Section 4(2)
    2,500   Common      Feb 02, 2001      1,125 Robert Weiner              Consulting Services                      Section 4(2)
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                  Exempt From
                                                                                                                     1933 Act
                                      Value or                                                                    Registration
  Shares    Type of                   Consider-   To Whom                                                               In
  Issued   Security         Date       ation      Issued                       Business Purpose                    Reliance of:
------------------------------------------------------------------------------------------------------------------------------------
   20,000   Common      Feb 12, 2001      8,200 Arcadia Mutual             Consulting Services                      Section 4(2)
   33,638   Common      Feb 12, 2001     13,792 Passy Holding              Consulting Services                      Section 4(2)
    6,000   Common      Feb 15, 2001     13,800 Charterbridge              Consulting Services                      Section 4(2)
   10,000   Common      Mar 13, 2001      3,300 Olympus Capital            Consulting Services                      Section 4(2)
  100,000   Common      Apr 18, 2001     25,000 Richard Fellows            Consulting Services                      Section 4(2)
  233,333   Common      Apr 18, 2001     58,333 CLD Investor               Consulting Services                      Section 4(2)
                                                Relations
  100,000   Common      Apr 18, 2001     25,000 LC Corporate               Consulting Services                      Section 4(2)
                                                Services
   25,000   Common      Apr 18, 2001      6,250 Stockbroker                Consulting Services                      Section 4(2)
                                                Presentations
  168,691   Common      Apr 18, 2001     25,000 Fred Lenz                  Conversion of Debt                       Section 4(2)
  168,691   Common      Apr 18, 2001     25,000 Agricola Coco              Conversion of Debt                       Section 4(2)
  171,233   Common      Apr 23, 2001     25,000 Gary Pereira               Conversion of Debt                       Section 4(2)
  168,691   Common      May 04, 2001     25,000 Gotris S.A.                Conversion of Debt                       Section 4(2)
  213,675   Common      May 10, 2001     25,000 Olympus Capital            Conversion of Debt                       Section 4(2)
  347,222   Common      Jun 07, 2001     25,000 Agricola Coco              Conversion of Debt                       Section 4(2)
  347,222   Common      Jun 07, 2001     25,000 Short Capital              Conversion of Debt                       Section 4(2)
  294,118   Common      Jun 21, 2001     25,000 Agricola Coco              Conversion of Debt                       Section 4(2)
  294,118   Common      Jun 21, 2001     25,000 Olympus Capital            Conversion of Debt                       Section 4(2)
  570,000   Common      Sep 28, 2001     45,600 21 Employees               Employee Bonus                           Section 4(2)
  226,699   Common      Mar 31, 2002     34,004 5 Individuals              Restructuring of Debt                    Section 4(2)
  100,000   Common      Feb 20, 2002     25,000 Gary Pereira               Conversion of Debt                       Section 4(2)
  500,000   Common      Jul 23, 2002     50,000 Agricola Coco              Conversion of Debt                       Section 4(2)
  500,000   Common      Jul 23, 2002     50,000 Bain Investments           Conversion of Debt                       Section 4(2)
  250,000   Common      Jul 23, 2002     25,000 John Mitchell              Conversion of Debt                       Section 4(2)
  250,000   Common      Jul 23, 2002     25,000 James Spratt               Conversion of Debt                       Section 4(2)
  375,000   Common      Jul 25, 2002     75,000 Uptown Restaurant          Aquisition of 29% of Uptown Restaurant   Section 4(2)
                                                Group, Inc.                Group, Inc.
1,851,852   Common      Aug 07, 2002    500,000 TAS, LLC                   Sale of Common Stock                     Section 4(2)
------------------------------------------------------------------------------------------------------------------------------------

Options and Warrants

In February 1999, we approved the 1998 Incentive Plan ("Incentive Plan") to enable us to offer employees and consultants equity interests. There are 150,000 shares designated under the Incentive Plan and are fully vested upon grant. Since January, 1997 we have issued options and warrants to purchase our common stock outside of the Incentive Plan. The following table describes selected data with respect to unexercised options and warrants at September 30, 2002:

1998 Incentive Plan

As of September 30, 2002 there were no outstanding options under the Incentive
Plan.

Outside of the Incentive Plan
------------------------------------------------------------------------------------------------------------------------------------
      Date         Expiration                             Number of     Exercise
    of Grant          Date                Name              Shares       Price                Business Purpose
------------------------------------------------------------------------------------------------------------------------------------
Dec 17, 1997     Dec 17, 2002    Business Advisors               37,500     $  19.20      Business Expansion Consulting Services
Dec 17, 1997     Dec 17, 2002    Business Advisors               37,500        25.60      Business Expansion Consulting Services
Dec 17, 1997     Dec 17, 2002    Business Advisors               37,500        32.00      Business Expansion Consulting Services
Dec 17, 1997     Dec 17, 2002    Business Advisors               12,500        38.40      Business Expansion Consulting Services
Sep 30, 1998     Sep 30, 2003    Wall St. Group                  11,429         5.00      Investment Banking Services
Sep 30, 1998     Sep 30, 2003    Dr. Sol Lizerbram               11,429         5.00      Investment Banking Services
Oct 15, 1999     Oct 15, 2004    Blaine Quick                    64,500         2.90      Business Expansion Consulting Services
Oct 15, 1999     Oct 15, 2004    Dr. Sol Lizerbram               12,500         5.00      Business Expansion Consulting Services
Oct 15, 1999     Oct 15, 2004    Wall St. Group                  12,500         5.00      Business Expansion Consulting Services
Oct 15, 1999     Oct 15, 2004    Richard Silberman               60,000         2.90      Business Expansion Consulting Services
Oct 15, 1999     Oct 15, 2004    Bradley Gordon                 100,000         2.90      Employee Compensation
Oct 15, 1999     Oct 15, 2004    Michael Cronin                 100,000         2.90      Employee Compensation
Oct 15, 1999     Oct 15, 2004    Richard Huey                    50,000         2.90      Employee Compensation
Oct 15, 1999     Oct 15, 2004    Kelly Swartz                     3,500         1.60      Business Expansion Consulting Services
Oct 15, 1999     Oct 15, 2004    Linda Patterson                  3,500         1.60      Business Expansion Consulting Services
Jul 31, 2000     Jul 31, 2007    Lloyd, Benton & Taylor          20,000         2.29      Business Expansion Consulting Services
Nov 30, 2000     Nov 30, 2005    Olympus Capital #1              10,000         1.00      Investment Relations Services
Nov 30, 2000     Nov 30, 2005    Olympus Capital #2              10,000         1.20      Investment Relations Services
Nov 30, 2000     Nov 30, 2005    Olympus Capital #3              10,000         1.50      Investment Relations Services
Dec 05, 2001     Dec 05, 2006    Noble International            429,791          .10      Investment Relations Services
Oct 01, 2002     Oct 01, 2007    Christopher Swartz             250,000          .08      Employee Compensation
Oct 01, 2002     Oct 01, 2008    Christopher Swartz             250,000          .08      Employee Compensation
Oct 01, 2002     Oct 01, 2007    Michael Cronin                 250,000          .08      Employee Compensation
Oct 01, 2002     Oct 01, 2008    Michael Cronin                 250,000          .08      Employee Compensation
Oct 01, 2002     Oct 01, 2007    14 Employees                   400,001          .08      Employee Compensation
Oct 01, 2002     Oct 01, 2008    14 Employees                   400,001          .08      Employee Compensation
                                                           ------------
                                 TOTAL                        2,834,151
------------------------------------------------------------------------------------------------------------------------------------

The weighted average exercise price of these outstanding options is $1.94 outside of the Incentive Plan. The aggregate of all options has a weighted average life until expiration of 53.6 months. Options representing 396,500 shares (62,000 and 334,500 under the Incentive Plan and outside of the Incentive Plan, respectively) expired in 2002 while we granted additional options on 2,229,794 shares (all of which were issued outside of the Incentive Plan) during the year.

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

Overview

We derive our revenue from several sources: royalties, franchise fees, developer fees, company owned restaurants sales and other franchise related activities.

Royalties

Royalties are based on a percentage of franchisees' net sales and are recognized in the same period that the franchise store sales occur. Generally royalties are earned at the rate of 4%-7% of sales. Royalties earned under newer franchise agreements are paid by means of weekly automatic drafts by us drawn on franchisee bank accounts. Royalties earned under older agreements are generally paid by the remittance of a check payable to us on a weekly, bi-weekly or monthly basis. A portion of the royalties received are paid to our area developers as royalty service costs for providing on-going services to franchisees in their respective territories.

Franchise Fees

Franchise Fees are payments received from franchisees and are recognized as revenue in the period in which the store opens. The franchise fee for a franchisee's initial store is currently $10,000-$12,500 for submarine sandwich restaurants, $20,000 for hamburger and fresh Mex restaurants, and $25,000 for casual dining restaurants. Expenses associated with the sale of franchises also include area developer fees and are included in franchise servicing costs. Generally, area developers are paid one-half of the franchise fees received or collected in their territory.

Area Developer Fees

We charge area developers a non refundable fee for the exclusive right to develop and market a defined territory for a specified period of time. Typically, a portion of the developer fee is paid in cash and the balance is paid with a promissory note. When we have fulfilled substantially all of our contractual obligations such as training, providing manuals, and reasonable efforts to obtain and retain trademark registrations, we recognize, as revenue, the cash portion of the fee and the value of the promissory note. Certain performance obligations are ongoing. On these the income has been deferred to future periods in which the services will be substantially performed.

Restaurant Sales

Restaurant sales are reported from Company owned stores. Since July 2000, we operated seven stores from our Central Park acquisition. In June of 2001, we had sold all of our Company owned stores, however, from time-to-time we will take over the operations of a store from a franchisee before the contract term has expired. In April 2002, we reacquired a Central Park store in Selma, Alabama which we continue to operate at this time. Management's intent is to resell these stores to prospective franchisees as soon as practicable. Management does not believe that the operating costs of its Company owned stores are indicative of costs for franchised stores on a systemwide basis. Store sales are expected to vary widely from year to year and reflect the uncertainty of when, where and how long a store may be operated by us before being returned to the franchising system.

Year Ended September 30, 2002 Compared to Year Ended September 30, 2001

Revenue: Total Revenue decreased $590,126 in 2002 over 2001 from $3,919,152 to $3,329,026.

Franchise operations revenue increased $229,099, or 8.2%, from $2,804,390 in 2001 to $3,033,489 in 2002. The primary reason for the increase resulted from a one-time $300,000 funding from major proprietary vendors during 2002 to convert our concepts to new food and beverage products.

Retail restaurant sales in Company owned stores decreased $819,225 or 73.5% from $1,114,762 in 2001 to $295,537 in 2002. This decrease resulted from our strategy to re-franchise the seven corporately owned Central Park locations that we acquired as part of our purchase of the company in July 2000. During 2001 we operated four corporately owned Central Park locations which were ultimately re-franchised at various points during the year. In April 2002, we reacquired one of these locations and continue to operate this store at this time.

Costs and Expenses

We segregate our operating expenses into six general categories as follows:

             Ongoing Franchise Servicing
             Retail Company Owned Store Cost of Sales and Expenses General Corporate Operating Expenses
             Consulting and Investor Relations
             Non-Cash
             Other

Franchise servicing costs, including ongoing area developer fees, decreased $77,151 or 5.2% from $1,482,217 in 2001 to $1,405,066 in 2002.

Retail cost of sales and operating expenses from company owned stores decreased from $1,122,520 in 2001 to $168,921 in 2002. Retail cost of sales and operating expenses as a percentage of retail sales decreased from 100.6% in 2001 to 57.2% in 2002.

General corporate operating expenses generally include: officers and office support staff payroll and payroll costs; legal, audit and other professional fees; office occupancy costs and other general administrative costs. These administrative costs decreased $475,820 or 30.2% from $1,573,741 in 2001 to $1,097,921 in 2002. This decrease was the result of several factors. First, in 2001 we paid approximately $100,000 to the former owner of the Central Park hamburger chain pursuant to an employment agreement. Second, in 2001 we paid approximately $45,000 in severance costs to a former member of our management team. Lastly, we incurred significant legal costs in 2001 in defense of an action brought against us by the shareholders of the Li'l Dino Management Corporation. As a result, legal costs during 2002 were reduced by $244.968.

Consulting and investor relations costs decreased $1,059,704 or 87.8% from $1,207,387 in 2001 to $147,683 in 2002. During the year ended September 30, 2001, we used the services of several consulting organizations to assist us with stockholder relations. Consideration for these services was often rendered via stock issuances resulting in significant expense. The issuance of stock and stock options for services was curtailed in 2002.

Routine or recurring non-cash charges such as depreciation, amortization (of goodwill and non-compete covenants) and the write off of uncollectible receivables was $726,038 in 2001 compared to $275,933 in 2002. Of these amounts $10,000 was attributable to bad debt expense for the year ended September 30, 2001. There was no bad debt expense during the year ended September 30, 2002. Amortization and depreciation was $716,038 in 2001 compared to $275,933 in 2002, a decrease of $440,105 or 61.5%. The primary reason for the decrease was our early adoption of the Financial Accounting Standards Board issued Statement of Financial Standards No. 142 (SFAS 142) "Goodwill and Other Intangible Assets". As prescribed in this statement companies will no longer amortize goodwill or other intangible assets. Rather, goodwill and these intangibles will be subject to regular impairment tests. As a result, no amortization of goodwill occurred during 2002.

The gain on the disposal of franchise concepts was $937,398 in 2002 resulting from a gain of $1,929,129 from the sale of 80% of the Jreck Subs franchise concept and a loss of $991,733 from the sale of 80% of the Li'l Dino franchise concept.

We also sold our bakery operation (Pastry Products), which resulted in a gain of $146,955.

Permanent impairment of long-lived assets was $27,051 for 2002, compared to $971,033 in 2001, a decrease of $943,982. This decrease was the result of several factors. First, We recorded a permanent impairment of our marketable securities in the amount of $27,051 in 2002 compared to $671,828 in 2001. While we recorded a significant impairment of our two marketable securities in 2001, they continued to decline in value during the first quarter of 2002 and an additional adjustment was required. Second, several notes receivable totaling $87,622 that we assumed in the acquisition of Central Park were determined to be uncollectible in 2001. As a result, we recorded an adjustment to earnings. Finally, in March, 2001 we received $50,000 under a note payable to Franchise Acquisition Company I, LLC, ("FAC") which accrued interest at 10%. In connection with this note agreement, we granted FAC an option to acquire our interest in a note receivable with a face value of $800,000 and a discounted value of $411,566 for $265,000 payable by FAC on March 31, 2004. As a result, we recorded an impairment on the note receivable in the amount of $211,583.

Net interest expense was $419,261 in 2002 compared to $426,860 in 2001, a decrease of $7,599.

Liquidity and Capital Resources

Net cash used in operating activities was $252,345 in 2002 compared to $312,011 in 2001, a decrease of $59,666. Net cash of $875,577 was provided by investing activities. $880,524 of cash proceeds was received from the sale of our Jreck Subs franchise concept and Pastry Products Bakery operation. We also received $28,400 from the collection of other notes receivable during 2002. Notes receivable of $28,495 were also issued during 2002. Net cash of $15,075 was provided from financing activities. $700,304 of cash payments were made on long-term debt, $335,000 in cash was received through the issuance of new notes payable, and $443,000 was received through the sale of our common stock. We also paid $49,375 in preferred stock dividends.

At September 30, 2002 we had $3,130,073 in debt. Of this amount, we assumed approximately $2,400,000 in debt relating to our Central Park acquisition in July 2000.

We believe that cash flows from operations will continue to fund our operations as well as generate the capital necessary to meet our obligations as they come due. We may seek other sources of financing, restructure and/or pay off all our current obligations in 2003. There is no assurance that additional funding will be available, or if available, it can be obtained on terms favorable to us. Failure to obtain such funding could adversely affect our financial condition.

Working capital at September 30, 2002 was a deficit of $77,236 compared with a deficit of $1,897,794 on September 30, 2001, a decrease of $1,820,558. The decrease in deficit is reflected in a $638,307 increase in cash, a $581,800 increase in other accounts receivable, a $79,932 decrease in accounts receivable
- trade, a $321,261 decrease in accounts payable, as well as decreases in accrued preferred stock dividends, accrued expenses, and deferred revenue which totaled $458,440 in the aggregate.

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

SFAS 141 prescribes the exclusive use of the purchase method of accounting for all business combinations subsequent to the effective date. SFAS 142 mandates that acquired goodwill and intangible assets deemed to have indefinite lives will no longer be amortized. Rather, goodwill and these intangibles will be subject to regular impairment tests in accordance with SFAS 142. All other intangible assets will continue to be amortized over their estimated useful lives.

We do not expect SFAS 141 to have a material effect on future operations as our policy has always been to structure acquisitions using the purchase method of accounting. As provided for in SFAS 142, we have elected early adoption of this statement in our fiscal year beginning October 1, 2001.

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

As provided for in SFAS 143, we have elected early adoption of this statement in our fiscal year beginning October 1, 2001.

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

As provided for in SFAS 144, we have elected early adoption of this statement in our fiscal year beginning October 1, 2001.

Item 7. Financial Statements

Attached hereto and filed as part of this Form 10-KSB are the consolidated financial statements listed in the index to the Consolidated Financial Statements at page F-1.



                Ultimate Franchise Systems, Inc. and Subsidiaries

                        Consolidated Financial Statements

                 For the Years Ended September 30, 2002 and 2001


                                    Contents



Independent Auditors' Report on Consolidated Financial Statements...........F-1

Consolidated Financial Statements:

     Consolidated Balance Sheets.......................................F-2 - F-3
     Consolidated Statements of Operations...................................F-4
     Consolidated Statements of Cash Flows.............................F-5 - F-6
     Consolidated Statements of Stockholders' Equity.........................F-7
     Notes to Consolidated Financial Statements.......................F-8 - F-40

                          Independent Auditors' Report



To the Board of Directors and Stockholders
Ultimate Franchise Systems, Inc.
Heathrow, Florida


We have audited the accompanying consolidated balance sheets of Ultimate Franchise Systems, Inc. and subsidiaries as of September 30, 2002, and 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ultimate Franchise Systems, Inc. and subsidiaries as of September 30, 2002, and 2001 and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

As discussed in Note 3 to the financial statements, during the year ended September 30, 2002 the company sold 80% of Jreck Subs, Inc., a subsidiary, and 100% of Pastry Products Producers, LLC, its bakery operation and building. Those transactions resulted in a gain on disposal of consolidated subsidiary of $1,929,129, and a gain from disposal of discontinued operations of $146,955, respectively. The purchasers in those transactions are partially owned by the Chief Executive Officer of Ultimate Franchise Systems, Inc. The Chief Executive Officer of Ultimate Franchise Systems, Inc. also serves as part of the management team of the purchaser.


/s/ Berman Hopkins Wright & LaHam, CPA's, LLP


Berman Hopkins Wright & LaHam, CPA's, LLP
Melbourne, Florida
December 23, 2002

                                Ultimate Franchise Systems, Inc. and Subsidiaries
                                          Consolidated Balance Sheets


                                                                             September 30,         September 30,
                                                                                 2002                   2001
---------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
    Cash and cash equivalents, including restricted cash of
        $0, and $38,068, respectively                                          $    699,234          $      60,927
    Accounts receivable - trade, net of allowance for doubtful
        accounts of $0 and $36,536, respectively                                     56,160                136,092
    Accounts receivable - other                                                     581,800                      -
    Prepaid expenses                                                                 24,388                 10,319
    Current portion of notes receivable                                              64,716                167,776
---------------------------------------------------------------------------------------------------------------------
        Total current assets                                                      1,426,298                375,114
---------------------------------------------------------------------------------------------------------------------
Property and equipment, net                                                          68,090                469,188
---------------------------------------------------------------------------------------------------------------------
Other assets:
    Goodwill                                                                      3,752,761              6,565,104
    Covenants not to compete, net of accumulated amortization of
        $600,000 and $360,000, respectively                                               -                240,000
    Deferred loan costs, net                                                        180,023                245,483
    Notes receivable, net of current portion                                      3,291,653                330,033
    Investment securities                                                            95,024                 69,675
    Other                                                                           186,787                 96,814
---------------------------------------------------------------------------------------------------------------------
        Total other assets                                                        7,506,248              7,547,109
---------------------------------------------------------------------------------------------------------------------
Total assets                                                                  $   9,000,636           $  8,391,411
=====================================================================================================================



Read independent auditors' report. The accompanying notes
are an integral part of the consolidated financial statements                                                     F-2

                                Ultimate Franchise Systems, Inc. and Subsidiaries
                                     Consolidated Balance Sheets, Continued



                                                                             September 30,         September 30,
                                                                                 2002                   2001
---------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current liabilities:
    Current portion of long-term debt                                         $     888,493        $       878,166
    Accounts payable                                                                160,413                481,674
    Deferred revenue                                                                  2,013                199,397
    Accrued expenses                                                                408,973                450,306
    Accrued preferred stock dividends                                                43,642                263,365
---------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                         1,503,534              2,272,908
---------------------------------------------------------------------------------------------------------------------
Long-term debt, less current portion                                              2,241,580              2,713,641
---------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                 3,745,114              4,986,549
---------------------------------------------------------------------------------------------------------------------
Minority interest                                                                   242,911                257,875
---------------------------------------------------------------------------------------------------------------------
Redeemable common stock                                                             293,000                293,000
---------------------------------------------------------------------------------------------------------------------
Stockholders' equity:
    Series C convertible preferred stock, no par value, 120 shares
        authorized, issued and outstanding                                          120,000                120,000
    Common stock, no par value, 100,000,000 shares authorized,
        12,749,415, and 8,695,864 shares issued and outstanding,
        respectively                                                             31,096,152             30,113,718
    Accumulated deficit                                                         (25,809,041)           (26,692,231)
    Less:  Stock subscriptions receivable                                          (687,500)              (687,500)
---------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                        4,719,611              2,853,987
---------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                    $   9,000,636           $  8,391,411
=====================================================================================================================

Read independent auditors' report. The accompanying notes
are an integral part of the consolidated financial statements                                                     F-3

                Ultimate Franchise Systems, Inc. and Subsidiaries
                      Consolidated Statements of Operations

                                                                       Year             Year
                                                                       Ended           Ended
                                                                    September 30,   September 30,
                                                                       2002             2001
--------------------------------------------------------------------------------------------------
Revenues:
    Franchise operations                                            $   3,033,489      $ 2,804,390
    Retail sales - company-owned stores                                   295,537        1,114,762
--------------------------------------------------------------------------------------------------
                                                                        3,329,026        3,919,152

Operating costs and expenses:
    Franchise servicing costs                                           1,405,066        1,482,217
    Cost of retail sales and operating costs - stores                     168,921        1,122,520
    General and administrative                                          1,097,921        1,573,741
    Consulting and investor relations                                     147,683        1,207,387
    Bad debts                                                                   -           10,000
    Amortization and depreciation                                         275,933          716,038
--------------------------------------------------------------------------------------------------
                                                                        3,095,524        6,111,903
--------------------------------------------------------------------------------------------------
Income (loss) from operations                                             233,502       (2,192,751)

Other income (expense):
    Interest, net                                                        (419,261)        (426,860)
    Debt discount from the beneficial conversion feature of
        convertible debentures                                                  -         (309,615)
    Permanent impairment of long-lived assets                             (27,051)        (971,033)
    Equity of earnings of unconsolidated subsidiary                         5,517                -
    Gain (loss) on disposal of property and equipment                           -          (83,335)
    Gain on disposal of consolidated subsidiaries                         937,398                -
    Minority interest in income of subsidiary                              14,965          125,311
    Other, net                                                             17,512          100,608
--------------------------------------------------------------------------------------------------
                                                                          529,080       (1,564,924)
--------------------------------------------------------------------------------------------------
Income (loss) from continuing operations before discontinued
      operations                                                          762,582       (3,757,675)
Discontinued operations:
      Income (loss) from operations of discontinued operations            (10,747)          16,093
      Gain from disposal of discontinued operations                       146,955                -
--------------------------------------------------------------------------------------------------
Net income (loss)                                                         898,790       (3,741,582)
--------------------------------------------------------------------------------------------------
Preferred stock dividends                                                 (15,600)         (64,975)
--------------------------------------------------------------------------------------------------
Net income (loss) applicable to common stock                         $    883,190  $    (3,806,557)
==================================================================================================

Weighted average number of common shares outstanding                    9,452,918        5,895,820

Earnings (loss) per basic and diluted common share:
    Income (loss) from continuing operations - basic                 $        .08  $          (.64)
    Income (loss) from continuing operations - diluted                        .07             (.40)
    Income (loss) from discontinued operations - basic                        .01              .00
    Income (loss) from discontinued operations - diluted                      .01              .00
    Net income (loss) per common share - basic                                .09             (.65)
    Net income (loss) per common share - diluted                              .08             (.40)
==================================================================================================

Read independent auditors' report. The accompanying notes
are an integral part of the consolidated financial statements                                  F-4

                Ultimate Franchise Systems, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                       Year           Year
                                                                       Ended         Ended
                                                                   September 30,  September 30,
                                                                        2002          2001
-------------------------------------------------------------------------------------------------
Operating activities:
    Net income (loss)                                               $  898,790   $ (3,741,582)
    Adjustments to reconcile net loss to net cash used
      by operating activities:
        Amortization and depreciation                                  302,669           841,060
        Write down of note receivable                                        -           107,622
        Permanent impairment of long-lived assets                       27,051           971,033
        Bad debts                                                            -            10,000
        Loss on disposal of property and equipment                           -            83,335
        Gain on sale of discontinued operation                        (146,955)                -
        Gain on sale of consolidated subsidiaries                     (937,398)                -
        Stock and stock options issued for services                   (112,409)          231,986
        Stock of majority owned subsidiary issued for services               -           347,794
        Minority interest in income (loss) of subsidiary               (14,965)         (125,311)
        Amortized discounts on financial instruments                    63,041            (1,382)
        Amortization of deferred loan costs to interest expense         65,460            65,460
        Write down of prepaid consulting                                     -           145,098
        Amortization of prepaid costs                                  114,402           534,416
        Beneficial conversion feature of convertible debentures              -           309,615
        (Increase) decrease in:
           Accounts receivable                                         (11,905)          136,015
           Prepaid expenses                                            (77,335)          (48,400)
           Inventory                                                         -            85,390
           Other assets                                                (23,106)            7,854
        Increase (decrease) in:
           Accounts payable                                           (243,010)         (227,093)
           Deferred revenue                                            (14,517)           49,599
           Accrued liabilities                                        (142,158)          (94,524)
-------------------------------------------------------------------------------------------------
Net cash used by operating activities                                 (252,345)         (312,011)
-------------------------------------------------------------------------------------------------
Investing activities:
    Purchase of property and equipment                                  (9,452)          (53,918)
    Proceeds from sale of consolidated subsidiary                      696,205                 -
    Proceeds from sale of marketable securities                          4,600                 -
    Issuance of notes receivable                                       (28,495)          (25,000)
    Disposition of property and equipment                                    -           277,774
    Proceeds from collection of notes receivable                       212,719           142,849
-------------------------------------------------------------------------------------------------
Net cash provided by investing activities                              875,577           341,705
-------------------------------------------------------------------------------------------------
Financing activities:
    Borrowings on long-term debt                                       335,000           868,889
    Proceeds on sale of stock options of majority owned subsidiary       5,000                 -
    Proceeds from sale of common stock                                 443,000                 -
    Cash surrendered from sale of consolidated subsidiaries            (18,246)                -
    Payments on partial redemption of preferred stock                        -          (500,000)
    Dividends paid on preferred stock                                  (49,375)                -
    Payments on long-term debt                                        (700,304)         (485,728)
-------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                        15,075          (116,839)
-------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                   638,307           (87,145)

Cash and cash equivalents, beginning of period                          60,927           148,072
-------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                            $  699,234   $        60,927
=================================================================================================

Read independent auditors' report. The accompanying notes
are an integral part of the consolidated financial statements                                 F-5

                        Ultimate Franchise Systems, Inc. and Subsidiaries
                        Consolidated Statements of Cash Flows, Continued


Certain supplemental disclosure of cash flow information and non-cash investing and financing activities is as follows:

                                                                                        Year                   Year
                                                                                        Ended                 Ended
                                                                                    September 30,         September 30,
                                                                                        2002                   2001
----------------------------------------------------------------------------------------------------------------------------
Cash paid for interest                                                             $       191,139         $      244,819
----------------------------------------------------------------------------------------------------------------------------
Stock issued in exchange for prepaid expenses                                      $             -         $      117,883
Conversion of series G debt  into common stock                                             175,000                225,000
Conversion of preferred series F into common stock                                               -              1,968,750
Repossession of corporately owned Central Park store                                       155,229                      -
Accrued preferred stock dividends relieved                                                 185,948                      -
Preferred stock dividends paid in common stock                                                   -                 49,375
Acquisition of fixed assets for note payable                                                29,183                      -
Pre-acquisition liabilities adjusted against purchase goodwill                                   -                137,610
Notes receivable obtained upon disposal of property and equipment                                -                199,000
Preferred stock dividends accrued                                                           15,600                 64,976
Excess of par value of subsidiary common stock issued for services                               -                306,936
Stock options issued for prepaid services                                                        -                 16,109
Stock issued to reduce liability to issue common stock                                           -                 54,050
Stock issued to acquire common stock of unrelated entity                                    75,000                      -
Stock issued as consideration for joint venture                                                  -                  4,000
Subsidiary common stock issued for investment securities                                    57,000                 35,389
============================================================================================================================

In addition to the above non-cash items, the following is a summary of non-cash transactions entered into for the sale of the Li'l
Dino Corporation, Jreck Subs, Inc., and Pastry Product Producers, LLC described in Note 3 for the year ended September 30, 2002:


                                                            Li'l Dino              Jreck Subs          Pastry Products
Cash received from sale of subsidiary                     $         -         $       696,205            $     184,319
Long-term note receivable                                     500,000               1,300,000                1,091,941
Short-term note receivable                                    581,800                       -                   90,000
----------------------------------------------------------------------------------------------------------------------------
Total consideration paid                                    1,081,800               1,996,205                1,366,260
----------------------------------------------------------------------------------------------------------------------------
Accounts receivable                                           (22,110)                (46,560)                 (23,167)
Prepaid expenses                                                 (825)                 (4,457)                 (20,566)
Property, plant and equipment                                  (6,544)                (37,137)                (399,172)
Goodwill relieved                                          (2,050,124)                      -                 (859,791)
Gain on disposition of subsidiary                                   -              (1,929,130)                (146,955)
----------------------------------------------------------------------------------------------------------------------------
Total non-cash sale of assets                              (2,079,603)             (2,017,284)              (1,449,651)
----------------------------------------------------------------------------------------------------------------------------
Accounts payable                                                7,171                   3,468                   67,612
Accrued expenses                                                    -                       -                      171
Deferred revenue                                                  859                   4,101                        -
Loss on disposition of subsidiary                             991,732                       -                        -
Long-term debt assumed                                              -                  29,356                   16,049
----------------------------------------------------------------------------------------------------------------------------
Total non-cash sale of liabilities                            999,762                  36,925                   83,832
----------------------------------------------------------------------------------------------------------------------------
Net cash disposed of in sale                                   (1,959)                (15,846)                    (441)
============================================================================================================================

Read independent auditors' report. The accompanying notes
are an integral part of the consolidated financial statements                                                            F-6

                                        Ultimate Franchise Systems, Inc. and Subsidiaries
                                         Consolidated Statements of Stockholders' Equity


                                               Common                Preferred Series C                    Accumulated
                                                                                                              Other
                                                                               Accumulated  Subscription  Comprehensive     Total
                                        Shares      Amount    Shares   Amount    Deficit        Notes     Income (Loss)     Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2000            3,188,718  $26,830,014   120  $120,000  $(22,885,674) $  (687,500)   $  83,316   $ 3,460,156

Stock issued for current
  and prepaid services                 1,262,067      349,869     -         -             -            -            -       349,869
Issuance of options for services               -       16,109     -         -             -            -            -        16,109
Stock issued for preferred dividends      32,918       49,375     -         -             -            -            -        49,375
Stock issued for Series F preferred
  stock                                1,975,000    1,968,750     -         -             -            -            -     1,968,750
Beneficial conversion feature on
  convertible debentures                       -      309,615     -         -             -            -            -       309,615
Conversion of Series G debenture       2,173,661      225,000     -         -             -            -            -       225,000
Common stock issued for
  consideration in formation of
  joint venture                           40,000        4,000     -         -             -            -            -         4,000
Stock issued to reduce liability to
  issue common stock                      23,500       54,050     -         -             -            -            -        54,050
Proceeds in excess of par on stock
  of majority owned subsidiary                 -      306,936     -         -             -            -            -       306,936
Preferred dividends                            -            -     -         -       (64,975)           -            -       (64,975)
Net loss                                       -            -     -         -    (3,741,582)           -            -    (3,741,582)
Reclassification for adjustment for
  permanent impairment of investment
  securities                                   -            -     -         -             -            -      (83,316)      (83,316)
------------------------------------------------------------------------------------------------------------------------------------

Balance, September 30, 2001            8,695,864  $30,113,718   120  $120,000  $(26,692,231) $  (687,500)   $       -   $ 2,853,987
Issuance of options for prepaid
  services                                     -       42,979     -         -             -            -            -        42,979
Issuance of options of majority
  owned subsidiary                             -        5,000     -         -             -            -            -         5,000
Cost in excess of par on retirement
  of stock of majority owned
  subsidiary                                   -      (35,498)    -         -             -            -            -       (35,498)
Conversion of Series G debenture       1,600,000      175,000     -         -             -            -            -       175,000
Issuance of common stock for cash
  and investment securities            1,851,852      500,000     -         -             -            -            -       500,000
Stock issued for acquisitions            375,000       75,000     -         -             -            -            -        75,000
Stock issued for conversion of debt      226,699       34,005     -         -             -            -            -        34,005
Preferred dividends                            -      185,948     -         -       (15,600)           -            -       170,348
Net income                                     -            -     -         -       898,790            -            -       898,790
------------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2002           12,749,415  $31,096,152   120  $120,000  $(25,809,041) $  (687,500)   $       -   $ 4,719,611
====================================================================================================================================


Read independent auditors' report.  The accompanying notes
are an integral part of the consolidated financial statements                                                                   F-7

                Ultimate Franchise Systems, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2002 and 2001


1.       Background Information

         Ultimate Franchise Systems, Inc. (collectively "we" and "our"), was incorporated on July 19, 1995 under the laws of the State of Colorado.

         We are a multi-concept franchisor of several quick service restaurant concepts located throughout the United States. Our headquarters are located in Heathrow, Florida. Currently, we have equity interest in several restaurant concepts which control approximately 378 stores operating various trade names throughout the United States. Franchise arrangements include a license to operate under the applicable trade name and generally provide for the receipt of initial royalty revenues, as well as continuing royalty revenues based upon a percentage of sales. In addition, we offer guidance and assistance to the franchisees in areas such as product preparation, equipment purchasing, marketing, administrative support and employee training.

         Our consolidating subsidiaries include Sobik's International Franchising, Inc. a Florida corporation, and Central Park of America, Inc., a Delaware corporation. These subsidiaries operate restaurants under the trade names of Sobik's Subs, and Central Park, respectively. Also, prior to the subsidiaries' partial equity disposition, our company included Jreck Subs, Inc. a New York corporation, and Li'l Dino Corporation, a North Carolina corporation. During the year ended September 30, 2002, 80% of Jreck Subs, Inc. and Li'l Dino Corporation were sold on August 31, 2002 and September 30, 2002, respectively (See
         Note 3).

         In addition, our subsidiaries included a bakery, Pastry Products Producers, LLC, a New York limited liability company. This business segment was sold to a related party on February 26, 2002 (See Note 3) The bakery is the supplier of bread products to certain franchisees of ours. For the year ended September 30, 2002 the disposal of this operation was accounted for as a discontinued operation, and results from operation have been reported according to APB No. 30.

         As indicated in the accompanying consolidated financial statements, we reported net income of $898,790 for the year ended September 30, 2002 compared to a net loss of $3,741,582 for the year ended September 30, 2001. Cash used by operations for the year ended September 30, 2002 was approximately $252,000 compared to approximately $312,000 used for the year ended September 30, 2001. Working capital deficit decreased from approximately $1.9 million at September 30, 2001 to approximately $77 thousand at September 30, 2002.

Read independent auditors' report.  The accompanying notes
are an integral part of the consolidated financial statements                F-8

                Ultimate Franchise Systems, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2002 and 2001


1.       Background Information (continued)

         During the next year we plan to redirect our company model. As is apparent from our recent partial equity sale of several of our wholly-owned subsidiaries, we plan to continue to obtain minority equity positions in many restaurant franchising companies by making our extensive management expertise available to growing franchising companies.

         We believe the following steps are important to our future:

         1. Mergers and Acquisitions
         ---------------------------

         We recognize that certain consumer industry segments and investment strategies could benefit from the successful execution of a consolidation strategy. Our extensive experience in industry mergers and acquisitions lends itself to an in-depth understanding of when and how to apply such a strategy. Our financial and transaction experience allows us to play an integral role in raising debt or equity to implement consolidations. In addition, we assist portfolio companies in sourcing and executing synergistic follow-on acquisitions.

         2. Fostering Growth
         -------------------

         We believe that the long-term equity value can be created through a variety of strategic initiatives, including brand building, new product development, strategic alliances and entry into new channels of distribution, among others. Therefore we work closely with each management team to establish and implement their respective strategic and operating plans which will maximize long-term equity value.

         We believe, based on our plan outlined above, that the operating cash flow deficit, operating losses before non-cash charges and negative working capital can be reduced or eliminated based on the extent that the business strategies are realized. As of the date of these financial statements (and subsequent to September 30, 2002), we have formed a joint venture to purchase the franchisor of a mall based hamburger chain with 55 stores throughout the Mid-Atlantic United States. (See note 13). We plan to develop additional partnership interests in other franchising companies in the coming year as we continue to reposition the company.

         Regardless of the improvement of our financial position and the initiation of our plans indicated above, no assurance can be given that our financial position will continue to improve.

Read independent auditors' report.  The accompanying notes
are an integral part of the consolidated financial statements                F-9

                Ultimate Franchise Systems, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2002 and 2001


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

         Property and Equipment
         ----------------------

         Property and equipment are recorded at cost. Maintenance and repairs are charged to operations as incurred. Betterments and renewals are capitalized. When property and equipment are sold or otherwise disposed of, the asset account and the related accumulated depreciation accounts are relieved, and any gain or loss is included in operations. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, generally ranging from five to 40 years. For the years ended September 30, 2002 and 2001, depreciation expense amounted to $26,738 and $141,458 respectively.

Read independent auditors' report.  The accompanying notes
are an integral part of the consolidated financial statements               F-10

                Ultimate Franchise Systems, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2002 and 2001


2.       Significant Accounting Policies (continued)

         Asset Impairment
         ----------------

         We regularly examine our long-lived assets for possible impairment indicators. If an impairment indicator is noted, the estimated undiscounted future cash flows of these assets are compared to the recorded value of the assets. If the net recorded value cannot be recouped, the assets are written down to their fair market value. For the years ended September 30, 2002 and 2001, we determined that certain investments and notes receivable had incurred an impairment (see notes 4 and 5). As a result, the accompanying consolidated statements of operations reflects a write-down of long-lived assets in the amount of $27,051 and $971,033, respectively.

         Deferred Loan Costs
         -------------------

         Deferred loan costs are amortized ratably over the terms of the related loans. For the years ended September 30, 2002 and 2001, amortization of deferred loan costs amounted to $65,460 for both years.

         Goodwill
         --------

         Goodwill represents the excess of cost over the fair value of net assets acquired and is being examined regularly for impairment using the discounted future cash flows method pursuant to FASB 144. If any such impairment exists, the related assets are written down to fair value.

         Covenants Not to Compete
         ------------------------

         Covenants not to compete are amortized using the straight-line method over the two year estimated useful lives of the underlying agreements. As of July 2002 these covenants were fully amortized.

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

Read independent auditors' report.  The accompanying notes
are an integral part of the consolidated financial statements               F-11

                Ultimate Franchise Systems, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2002 and 2001


2.       Significant Accounting Policies (continued)

         Advertising Costs
         -----------------

         Advertising costs are charged to operations as incurred. Advertising expenses were $29,747 and $50,611 for the years ended September 30, 2002 and 2001, respectively.

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

Read independent auditors' report.  The accompanying notes
are an integral part of the consolidated financial statements               F-12

                Ultimate Franchise Systems, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2002 and 2001


2.       Significant Accounting Policies (continued)

         Investment Securities (continued)
         ---------------------------------

         During the years ended September 30, 2002, and 2001, we recognized a permanent impairment of our investment securities in the amount of $27,051, and $671,828, respectively. These amounts are included as a component of impairment of long-lived assets on the accompanying consolidated statements of operations.

         Fair Value of Financial Instruments
         -----------------------------------

         Financial Accounting Standards Board Statement No. 107 ("FAS 107"), "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2002.

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

Read independent auditors' report.  The accompanying notes
are an integral part of the consolidated financial statements               F-13

                Ultimate Franchise Systems, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2002 and 2001


2.       Significant Accounting Policies (continued)

         Earnings Per Common Share, (continued)
         --------------------------------------

         Potential common shares at September 30, 2002 and 2001 include 1,108,942 and 1,000,857 stock options and warrants and approximately 450,000 shares from convertible notes payable, for both years. We also have a liability to issue 25,000 shares of common stock as of September 30, 2002 and 2001, respectively. This liability to issue common stock of $58,650 is included as a component of accrued expenses on the accompanying consolidated balance sheets.

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

         SFAS 141 prescribes the exclusive use of the purchase method of accounting for all business combinations subsequent to the effective date. SFAS 142 mandates that acquired goodwill and intangible assets deemed to have indefinite lives will no longer be amortized. Rather, goodwill and these intangibles will be subject to regular impairment tests in accordance with SFAS 142. All other intangible assets will continue to be amortized over their estimated useful lives.

         We do not expect SFAS 141 to have a material effect on future operations as our policy has always been to structure acquisitions using the purchase method of accounting. As provided for in SFAS 142, we have elected early adoption of this statement in our fiscal year beginning October 1, 2001. As a result, the net loss reported during the year ended September 30, 2001 would have decreased from $3,806,557 to $3,415,088 had SFAS 142 been in effect during the year ended September 30, 2001. This is the result of previously recognized

Read independent auditors' report.  The accompanying notes
are an integral part of the consolidated financial statements               F-14

                Ultimate Franchise Systems, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2002 and 2001


2.       Significant Accounting Policies (continued)

         Recent Accounting Pronouncements, (continued)
         ---------------------------------------------

         goodwill amortization of $391,469 during 2001. Additionally, net loss per share would have changed from $(.65) to $(.58) for the year ended September 30, 2001.

         As of September 30, 2002, we have recorded goodwill in the amount of $3,752,761. Amortization of this goodwill in the amount of $391,469 would have been recorded, and net income would have been reduced to $491,721 for the year ended September 30, 2002 had we not elected the early adoption of SFAS 142. Additionally, basic net earnings per share would have changed from $.09 to $.05, diluted earnings per share would have decreased from $.08 to $.04 had we not elected early adoption of SFAS 142.

         As required by SFAS 142, we have performed regular impairment tests using the discounted future cash flow method. These tests indicated that no impairment of our goodwill exists at this time. As a result, no impairment of goodwill was recorded during the year ended September 30, 2002. Additional testing for impairment indicators will be performed on a regular basis. If such tests indicate the fair value of goodwill has fallen below the current book value an, impairment will be recorded at that time.

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

         As provided for in SFAS 143, we have elected early adoption of this statement in our fiscal year beginning October 1, 2001.

         In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business. SFAS 144 is effective

Read independent auditors' report.  The accompanying notes
are an integral part of the consolidated financial statements               F-15

                Ultimate Franchise Systems, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2002 and 2001


2.       Significant Accounting Policies (continued)

         Recent Accounting Pronouncements, (continued)
         ---------------------------------------------

         for fiscal years beginning after December 15, 2001 (with early adoption permitted under certain circumstances).

         SFAS 144 is expected to improve financial reporting by requiring that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions.

         As provided for in SFAS 144, we have elected early adoption of this statement in our fiscal year beginning October 1, 2001.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." This statement addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities. SFAS No. 146 is applicable to restructuring activities and costs related to terminating a contract that is not a capital lease and one time benefit arrangements received by employees who are involuntarily terminated. SFAS No. 146 supersedes EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS No. 146 the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the Company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Previously issued financial statements will not be restated. The provisions of EITF Issue No. 94-3 will continue to apply for exit plans initiated prior to the adoption of SFAS No. 146.

         Risk and Uncertainties
         ----------------------

         The primary uncertainty which we face is our ability to locate knowledgeable franchisees who also have the financial resources to successfully operate the stores. In addition, we need to be able to identify appropriate locations for our newly franchised stores. We believe that we have taken the steps necessary to minimize these risks.

         Reclassifications
         -----------------

         Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 presentation.

Read independent auditors' report.  The accompanying notes
are an integral part of the consolidated financial statements               F-16

                Ultimate Franchise Systems, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2002 and 2001


3.       Acquisition and Disposition of Subsidiaries

         Changes in goodwill and accumulated amortization for the years ended September 30, 2002 and 2001 are as follows:

                                                                                    Accumulated          Net
                                                                    Goodwill       Amortization        Goodwill
           ---------------------------------------------------------------------------------------------------------
           Balance, September 30, 2000                                7,830,426          (736,243)       7,094,183

           Adjustment for Central Park pre-acquisition liabilities     (137,610)                -         (137,610)
           Amortization expense for the year ended
             September 30, 2001                                               -          (391,469)        (391,469)
           ---------------------------------------------------------------------------------------------------------

           Balance, September 30, 2001                                7,692,816        (1,127,712)       6,565,104
           Disposition of Li'l Dino                                  (2,485,000)          434,872       (2,050,128)
           Disposition of Pastry Products                            (1,129,537)          269,748         (859,789)
           Adjustment for re-acquisition of Central Park store           97,574                 -           97,573
           ---------------------------------------------------------------------------------------------------------

           Balance, September 30, 2002                          $     4,175,853      $   (423,092)  $    3,752,760
           =========================================================================================================
         Changes in covenants not to compete and accumulated amortization for the years ended September 30, 2002 and 2001 are as follows:

                                                                  Non-compete       Accumulated          Net
                                                                   Covenants       Amortization         Amount
           ---------------------------------------------------------------------------------------------------------
           Balance, September 30, 2000                            $     600,000      $    (60,000)    $    540,000
           Amortization expense for the year ended
             September 30, 2001                                               -          (300,000)        (300,000)
           ---------------------------------------------------------------------------------------------------------
           Balance, September 30, 2001                            $     600,000     $    (360,000)    $    240,000
           Amortization expense for the year ended
             September 30, 2002                                               -          (240,000)        (240,000)
           =========================================================================================================
           Balance, September 30, 2002                             $    600,000     $    (600,000)    $          -
           =========================================================================================================


Read independent auditors' report.  The accompanying notes
are an integral part of the consolidated financial statements                                                   F-17

                Ultimate Franchise Systems, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2002 and 2001


3.       Acquisition and Disposition of Subsidiaries (continued)

         During the year ended September 30, 2002 we sold majority interests in three of our wholly owned subsidiaries. The results of these subsidiaries have been included in the consolidated financial statements up to the date of their disposition.

                  Li'l Dino Corporation
                  ---------------------

                  On September 30, 2002 we sold an 80% interest in our Li'l Dino subsidiary to Emily's Ventures, LLC ("Emily's) for $1,081,800. $581,800 was received in cash in October 2002. Additionally, we entered into a note receivable with Emily's for the remaining $500,000. The note will require no payments from September 30, 2002 until August 31, 2004. The principal will accrue interest at a rate of 5% until August 31, 2006. At that time all principal and accrued interest will be due.

                  As a result, we recognized a loss on the sale of this subsidiary in the amount of $991,733. The transaction was recorded as follows:


                    Total consideration paid                       $ 1,081,800
                    Less book value of assets sold                  (2,081,563)
                    Plus book value of liabilities sold                  8,030
                                                                   -----------
                    Loss on sale of partial equity of subsidiary   $  (991,733)
                                                                   ===========

                  Jreck Subs, Inc.
                  ----------------

                  On August 31, 2002 we sold an 80% interest in our Jreck Subs subsidiary to Grace Ventures, LLC ("Grace") for $1,996,205. $696,205 was received in cash, and we entered into a note receivable with Grace for the remaining $1,300,000. The note will initially accrue interest at 5% until August 31, 2004, and Grace will make quarterly principal payments of $35,000 during this time period. Thereafter, the note will earn interest at 7% and Grace will make quarterly principal and interest payments of $35,000 through August 31, 2006. At which time Grace will have the option to pay all unpaid principal and interest, or Grace may opt to fully amortize the remaining principal and interest at an increased rate of 10% over the subsequent 60 months through August 2011. Additionally, if Grace does not perform on one of the pay-off options, the note allows us to convert our interest into an 100% ownership interest in Grace.

                  Grace Ventures, LLC is partially owned and operated by our Chief Executive Officer, Christopher Swartz who individually could influence the collection and satisfaction of the note receivable.


Read independent auditors' report.  The accompanying notes
are an integral part of the consolidated financial statements               F-18

                Ultimate Franchise Systems, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2002 and 2001


3.       Acquisition and Disposition of Subsidiaries, (continued)

                  Jreck Subs, Inc., (continued)
                  -----------------------------

                  As a result, we recognized a gain on the sale of this subsidiary in the amount of $1,929,129. The transaction was recorded as follows:

                      Total consideration paid                      $ 1,996,205
                      Less book value of assets sold                   (101,865)
                      Plus book value of liabilities sold                34,789
                                                                    -----------
                      Gain on sale of partial equity of subsidiary  $ 1,929,129
                                                                    ===========

                  Pastry Product Producers, LLC
                  -----------------------------

                  On March 30, 2002 we sold our bakery operation and building (Pastry Product Producers, LLC) to CFB Enterprises, Inc. ("CFB") and Mahar Partnership, LLC, ("Mahar") respectively. CFB and Mahar are partially owned and operated by our Chief Executive Officer, Christopher Swartz. The purchase price of the business consisted of $10,000 in cash and the issuance of two notes receivable with values of $90,000 and $900,000, respectively.

                  The purchase price of the building consisted of a note receivable with a discounted value of $191,942 and $174,319 in cash. From the cash proceeds we paid the remaining balance on our existing mortgage of $69,797. The transaction was recorded as follows:

                      Total consideration paid                    $  1,366,261
                      Less book value of assets sold                (1,303,138)
                      Plus book value of liabilities sold               83,832
                                                                  ------------
                      Gain on sale of discontinue operations      $    146,955
                                                                  ============

         During the year ended September 30, 2000, we formed our Central Park of America, Inc. subsidiary and acquired the franchising assets and certain corporately-owned restaurants from Central Park USA, Inc. We also partially disposed of the Seawest Sub Shops sandwich chain and Mountain Mike's Pizza chain during the year ended September 30, 2000. The acquisition has been accounted for using the purchase method of accounting, and the results of the acquired business has been included in the consolidated financial statements since the date of acquisition.

                  Central Park of America, Inc.
                  -----------------------------

                  On July 19, 2000, through our Central Park of America, Inc. ("Central Park") subsidiary, we purchased the franchising assets and certain other assets pertaining to corporately-owned restaurants from Central Park U.S.A., Inc. Central Park is the franchisor of the Central Park hamburger sandwich restaurant chain located in Tennessee, Alabama, Georgia, Arkansas, South Carolina, North Carolina, and Utah.

Read independent auditors' report.  The accompanying notes
are an integral part of the consolidated financial statements               F-19

                Ultimate Franchise Systems, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2002 and 2001


3.       Acquisition and Disposition of Subsidiaries, (continued)

                  Central Park of America, Inc., (continued)
                  ------------------------------------------

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

                      Total consideration paid                     $ 2,609,054
                      Less fair value of assets acquired              (994,904)
                      Value of noncompete agreements                  (600,000)
                      Liabilities assumed                            1,786,380
                      Transaction costs                                139,759
                                                                   -----------
                      Excess of cost over net assets acquired      $ 2,940,289
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

Read independent auditors' report.  The accompanying notes
are an integral part of the consolidated financial statements               F-20

                Ultimate Franchise Systems, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2002 and 2001


4.       Notes Receivable

         Notes receivable are comprised of the following at September 30, 2002 and 2001:

                                                                                        2002             2001
           ---------------------------------------------------------------------------------------------------------
           $800,000 note receivable from COAC from sale of Mountain Mike's
               Pizza; written down by $211,583 to $265,000 in March 2001, payable in full by March 31, 2004, net of unamortized discount of
               $54,791 at September 30, 2001.                                     $    232,125       $    210,209

           $500,000 note receivable from Emily's Ventures, LLC; payable
               September 2006; interest accrues at 5%.                                 500,000                  -

           $1,300,000 note receivable from Grace Ventures Group, LLC; quarterly principal only payments of $35,000 until August 2004, payable in full by August 2006; interest accrues at 5% until October 2004;
               interest will accrue at 7% thereafter.                                1,300,000                  -

           $260,682 non-interest bearing note receivable from Mahar Partnership from sale of building that was used in the Pastry Products Bakery operation. Payable in full by March 2009, net of unamortized
               discount of $62,637 at September 30, 2002.                              198,044                  -

           $1,000,000 notes receivable from CFB Enterprises from sale of Pastry
               Products; $90,000, interest-free, due in March 2003, and
               $900,000, accruing interest at 8%, due in equal
               quarterly payments from April 2005 through March 2012.                1,026,000                  -

           $55,000 note receivable from Clark from sale of Seawest; due
               September 2003                                                           55,000             55,000

           Various notes receivable from franchisees; payable in monthly principal and interest installments with maturity dates through
               September 2003; includes the effects of an impairment recognized
               in the amount of $87,622.                                                45,200            207,600

           $25,000 note receivable from Weight Loss Forever, Inc.                            -             25,000
           ---------------------------------------------------------------------------------------------------------
                                                                                     3,356,369            497,809

           Less current portion                                                        (64,716)          (167,776)
           ---------------------------------------------------------------------------------------------------------

                                                                                 $   3,291,653     $      330,033
           =========================================================================================================

Read independent auditors' report.  The accompanying notes
are an integral part of the consolidated financial statements                                                   F-21

                Ultimate Franchise Systems, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2002 and 2001


5.       Investment Securities

         The following summarizes our portfolio of investment securities as of
         September 30, 2002 and 2001:
             ---------------------------------------------------------------------------------------
             Carrying value at September 30, 2000                                         789,430
             Reclassification adjustment of unrealized gains due to an
               other than temporary decline in market value                               (83,316)
             Recognition of impairment in value of investment
               securities due to other than temporary decline in market value            (671,828)
             Purchase of investment securities                                             35,389
             --------------------------------------------------------------------------------------
             Carrying value at September 30, 2001                                       $  69,675
             Recognition of impairment in value of investment
               securities due to other than temporary decline in market value             (27,051)
             Investment securities acquired via sale of common stock                       57,000
             Sale of investment securities                                                 (4,600)
             --------------------------------------------------------------------------------------
             Carrying value at September 30, 2002                                          95,024
             ======================================================================================
         Changes in the unrealized holding gains on investment securities classified as available-for-sale during the years ended September 30,
         2002 and 2001, which are reported in accumulated other comprehensive income, are as follows:

             --------------------------------------------------------------------------------------
             Balance at September 30, 2000                                                 83,316
             Reclassification adjustment for permanent impairment of
               investment securities                                                      (83,316)
             --------------------------------------------------------------------------------------
             Balance at September 30, 2001 & 2002                                     $         -
             --------------------------------------------------------------------------------------

         As reflected above, in July 2001 we through our Sobik's subsidiary acquired 2,997,368 shares of youticket.com, ("YTIX"), which represents 9% of its total outstanding shares. This holding is reflected on our consolidated balance sheets at cost in the amount of $35,389, which approximates fair market value.


Read independent auditors' report.  The accompanying notes
are an integral part of the consolidated financial statements               F-22

                Ultimate Franchise Systems, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2002 and 2001


6.       Property and Equipment

         Property and equipment are comprised of the following at September 30, 2002 and 2001:

                                                                                          2002               2001
           ---------------------------------------------------------------------------------------------------------
           Land and buildings                                                       $   51,897       $    371,771
           Machinery and equipment                                                      10,691            318,092
           Office and computer equipment                                                11,261             98,544
           Vehicles                                                                          -             87,206
           Leasehold improvements                                                            -             87,787
           ---------------------------------------------------------------------------------------------------------
                                                                                        73,849            963,400
           Less accumulated depreciation                                                (5,759)          (494,212)
           ---------------------------------------------------------------------------------------------------------
           Net property and equipment                                                $  68,090         $  469,188
           =========================================================================================================

7.       Accrued Expenses

         Accrued expenses are comprised of the following at September 30, 2002 and 2001:

                                                                                          2002               2001
           ---------------------------------------------------------------------------------------------------------
           Accrued payroll and payroll-related items                               $     1,321         $    3,551
           Accrued interest                                                            154,266            157,955
           Liability to issue common stock                                              58,650             58,650
           Accrued sales tax payable                                                       230             38,839
           Accrued settlement costs                                                    177,907                  -
           Accrued professional and consulting                                               -            144,311
           Other accrued expenses                                                       16,599             47,000
           ---------------------------------------------------------------------------------------------------------
                                                                                   $   408,973         $  450,306
           =========================================================================================================

Read independent auditors' report.  The accompanying notes
are an integral part of the consolidated financial statements               F-23

                Ultimate Franchise Systems, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2002 and 2001

8.       Long-Term Debt

         Long-term debt consists of the following at September 30, 2002 and 2001:

                                                                                      2002            2001
           --------------------------------------------------------------------------------------------------------
           Note payable to former owners of acquired subsidiary, payable in monthly installments of interest only at the prime lending rate less 0.5% (.4.5% at September 30, 2002) through July 2002 and then payable in equal monthly principal and interest installments of $6,670 through July 2005; collateralized by certain accounts
               receivable, real and personal property and inventory.             $     202,231      $     208,007

           Note payable to former owner of acquired subsidiary, monthly interest only payments at the greater of the prime lending rate plus 3%
               (7% at September 30, 2002) or 12% through July 2002 and then payable in equal monthly principal and interest installments of
               $12,289 through July 2005; collateralized by certain accounts
               receivable, real and personal property and inventory.                   343,974            370,000

           Note payable to former owner of acquired subsidiary, monthly interest only payments at the greater of the prime lending rate plus 3%
               (7% at September 30, 2002) or 12% through July 2002 and then payable in equal monthly principal and interest installments of
               $3,321 through July 2005; collateralized by certain accounts
               receivable, real and personal property and inventory.                    92,966            100,000

           Note payable to related party (Mahar Partnership), Payable in full in
               April 2003. There are two remaining payments of $92,000 each.           170,709                  -

           Convertible note payable in the face amount of $950,000; non-interest bearing until July 2002 and then monthly principal and interest payments at 7% until July 2010 of $12,952. The note is
               convertible into Company common stock at $1.00 per share
               beginning July 2001. This note is uncollateralized.                     948,267            879,206

           Convertible note payable to former owners of acquired subsidiary, interest accrues at 7% until July 2005 and then monthly principal and interest payments of $3,960 until July 2010. The note is convertible into Company common stock at $1.00 per share
               beginning July 2001.  This note is uncollateralized.                    200,000            200,000

           Three notes payable in the cumulative face amount of $600,000 issued in connection with the Central Park acquisition for non-compete agreements, these notes bear interest at 7% until July 2005 and then payable in equal aggregate monthly payments until July 2010.
               These notes are uncollateralized.                                       600,000            600,000

           Note payable with quarterly interest only payments at 7% until
               maturity at July 2002. Paid in full in July 2002.                             -             50,000


Read independent auditors' report.  The accompanying notes
are an integral part of the consolidated financial statements               F-24

                Ultimate Franchise Systems, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2002 and 2001


8.       Long-Term Debt (continued)
                                                                                      2002            2001
           --------------------------------------------------------------------------------------------------------
           Note payable to former owner of acquired subsidiary; monthly interest-only payments at 7% through July 2000; thereafter monthly principal and interest payments of $3,019 are due through
               July 2007; collateralized by royalty revenues generated by the
               Sobik's franchises.                                                     148,171            173,067

           Note payable to bank assumed upon the Li'l Dino's acquisition;
               payable in monthly principal installments of $6,012 plus interest at the bank's prime lending rate plus 1% (5% at September 30,
               2002) through February 2004; collateralized by a cash deposit at the bank and a personal guarantee of the prior owners of Li'l
               Dino's. Paid in full June 2002.                                               -            180,369

           Four notes payable to individuals with an aggregate face amount of
               $350,000; all unpaid principal and interest at 8% currently
               past-due; collateralized by a personal guarantee of our chief            80,000             80,000
               executive officer.

           Two notes payable to individuals with an aggregate face amount of
               $150,000; quarterly interest at 15% and principal payments of
               $10,840 begin in October 2001, and continue through July 2006.
               Non-collateralized.                                                     128,219            150,000

           The series "G" convertible debenture with an aggregate face amount of
               $575,000; interest is paid monthly at 12%; as of September 30,
               2002 $400,000 had been converted into 4,685,761 shares of common
               stock. The remaining $175,000 was paid in cash.                               -            350,000

           Three notes payable to individuals; monthly interest-only payments at
               15% due through November 2004, at which time any remaining unpaid principal and interest is due; these notes are uncollateralized and are net of unamortized loan costs of $90,000 and $114,000 respectively. We are in arrears with respect to the interest
               payments and thus have classified these notes as currently due.         114,000             90,000


Read independent auditors' report.  The accompanying notes
are an integral part of the consolidated financial statements               F-25

                Ultimate Franchise Systems, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2002 and 2001


8.       Long-Term Debt (continued)
                                                                                      2002            2001
           --------------------------------------------------------------------------------------------------------
           Mortgage note payable to former owner of Pastry Products Producers,
               LLC; monthly payments of $2,494 including principal and interest at 10% due through November 2004, at which time any remaining unpaid principal and interest is due; collateralized by real
               property. Paid in full March 2002.                                            -             80,943

           Note payable to five individuals with an aggregate face amount of
               $85,000; monthly interest only payments at 15% due through March
               11, 2003, at which time principal is due; upon mutual agreement between parties the note may be extended for an additional twelve month period; this note is collateralized by a personal guaranty
               and a UCC-1 filing on the royalty stream of Sobik's.                     85,000                  -

           Various uncollateralized notes payable; due with various monthly principal and interest payments; maturing at various dates
               through  July 2005.                                                      16,536             80,215
           ---------------------------------------------------------------------------------------------------------
                                                                                     3,130,073          3,591,807

           Less current portion                                                       (888,493)          (878,166)
           ---------------------------------------------------------------------------------------------------------

           Total long-term debt                                                   $  2,241,580      $   2,713,641
           =========================================================================================================

         Interest expense on long-term debt during the years ended September 30, 2002 and 2001 amounted to $444,217 and $476,167, respectively.

         The annual maturities of long-term debt for the five years subsequent to September 30, 2002 are as follows:

                                                              Total
                -----------------------------------------------------
                2003                                  $     888,493
                2004                                        364,210
                2005                                        377,456
                2006                                        344,837
                2007                                        309,437
                Thereafter                                  845,640
                -----------------------------------------------------
                                                        $ 3,130,073
                =====================================================

Read independent auditors' report.  The accompanying notes
are an integral part of the consolidated financial statements               F-26

                Ultimate Franchise Systems, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2002 and 2001


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

Read independent auditors' report.  The accompanying notes
are an integral part of the consolidated financial statements               F-27

                Ultimate Franchise Systems, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2002 and 2001


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

         The fair value of the subscription was based on the quoted market price of our common stock on the date of issuance. All accrued interest through September 30, 2002 has been waived by the Board of Directors.

         Stock Issued for Services
         -------------------------

         For the years ended September 30, 2002 and 2001, we issued 0 and 652,067 shares of common stock, respectively, in exchange for consulting and legal services. The aggregate fair value of these shares was $0 and $276,269, respectively, based on the market value of the stock on the date of issuance.

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

Read independent auditors' report.  The accompanying notes
are an integral part of the consolidated financial statements               F-28

                Ultimate Franchise Systems, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2002 and 2001


9.       Stockholders' Equity (continued)

         Conversion of Debt to Equity
         ----------------------------

         During the years ended September 30, 2002 and 2001, we issued 1,600,000 and 2,173,661 shares of common stock to convert $175,000 and $225,000 of our series G convertible debentures into common stock.

         Stock Issued for Cash and Investment Securities
         -----------------------------------------------

         In August 2002, we entered into a stock purchase agreement with TAS, LLC ("TAS") whereby TAS was issued 1,851,852 shares of common stock in return for $443,000 in cash and 81,000 shares of common stock of a publicly traded franchising company located in the Northeastern United States. The fair market value of these shares at the date of the transaction was determined to be approximately $57,000.

         Our Chief Executive Officer, Christopher Swartz and Chief Concept Officer, Robert Taft have ownership interests in TAS, LLC.

         Stock Issued for Investment Security
         ------------------------------------

         In July 2002, we issued 375,000 shares of common stock in exchange for 2,100,000 shares of common stock of Uptown Restaurant Group, Inc. ("Uptown"). Uptown is a publicly traded company which controls three restaurant franchising concepts. The acquisition of these shares represents a 29% interest in Uptown and the results from operations have been accounted for under the equity method of accounting.

         Authorized Number of Common Shares
         ----------------------------------

         We have currently authorized 100,000,000 shares of our common stock to be issued.

         Reverse Stock Split
         -------------------

         On August 17, 2001 we completed a one-for-ten reverse stock split of all our outstanding common stock. This reduced our total outstanding shares of common stock from 81,259,142 to 8,125,914 at that time.


Read independent auditors' report.  The accompanying notes
are an integral part of the consolidated financial statements               F-29

                Ultimate Franchise Systems, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2002 and 2001


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

         As of September 30, 2002, we own approximately 79% of the outstanding common stock of this subsidiary. The accompanying consolidated financial statements appropriately reflect a minority interest in the amount of $242,911 and the minority's share of the subsidiary's loss in the amount of $14,965.

         Common Stock Options and Warrants
         ---------------------------------

         In February 1999, we approved the 1998 Incentive Plan ("Incentive Plan") to enable us to offer our employees and consultants' equity interests. There are 150,000 shares designated under the Incentive Plan and are fully vested upon grant.

         We also grant stock options outside of the Incentive Plan. In November 2000, we issued three separate tranches of options of 10,000 each to purchase a total of 30,000 shares of common stock in exchange for investor relations services. The exercise price was $1.00, $1.20, and $1.50, respectively, and the options expire in November 2005. In October 1999, we granted options to purchase a total of 406,500 shares of common stock to ten individuals including 253,500 shares to two officers and two employees of the company. The options were issued at exercise prices ranging from $1.60 to $5.00 per share and expire in October 2004.

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


Read independent auditors' report.  The accompanying notes
are an integral part of the consolidated financial statements               F-30

                Ultimate Franchise Systems, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2002 and 2001


9.       Stockholders' Equity (continued)

         Common Stock Options and Warrants, (continued)
         ----------------------------------------------

         In October 2001, we granted 1,800,000 options to our employees. These options were granted with an exercise price of $.08 per share which was equal to the market value of our stock on that day. 900,000 options vested on October 1, 2002 with the remaining 900,000 to vest on October 1, 2003. These options will expire on October 1, 2007, and October 1, 2008, respectively.

         In December 2001, we issued 429,792 options pursuant to an agreement with an investor relations company. These options have an exercise price of $.10 and expire in December 2006. Furthermore, this agreement allows for purchase of up to 5% of our diluted common stock at a price equal to the current bid.

         In August 2002, we issued options to purchase up to 10% of the then outstanding common stock pursuant to the stock purchase with TAS LLC (See note 9). The exercise price is equal to 75% of the market value of the stock at the time the options are exercised and the options expire in August 2005. The effect to these stock options has been omitted from the table below due to the fluctuation of our stocks price. An estimated value of these options cannot be determined at this time.

         The Company had 2,834,151 options outstanding at September 30, 2002 all of these options are issued outside of the Incentive Plan. Changes in options outstanding for the year ended September 30, 2002 and 2001 under the Incentive Plan and options outstanding outside of the Incentive Plan are summarized as follows:

         Options Within the Incentive Plan
         ---------------------------------

                                                                                       Weighted-
                                                                    Weighted-            Average
                                                                      Average         Fair Value
                                                                     Exercise         of Options
                                                    Shares              Price            Granted
           ----------------------------------------------------------------------------------------
           Balance, September 30, 2000              75,500       $       2.00        $         -
           Granted                                       -                  -                  -
           Less options expired                    (13,500)              1.94                  -
           ----------------------------------------------------------------------------------------
           Balance, September 30, 2001              62,000                  -                  -
           Granted                                       -                  -                  -
           Less options expired                    (62,000)                 -                  -
           ----------------------------------------------------------------------------------------
           Balance, September 30, 2002                   -       $          -        $         -
           ========================================================================================

Read independent auditors' report.  The accompanying notes
are an integral part of the consolidated financial statements               F-31

                Ultimate Franchise Systems, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2002 and 2001


9.       Stockholders' Equity (continued)

         Options Outside of the Incentive Plan
         -------------------------------------

                                                                                          Weighted-
                                                                       Weighted-            Average
                                                                         Average         Fair Value
                                                                        Exercise         of Options
                                                       Shares              Price            Granted
           -------------------------------------------------------------------------------------------
           Balance, September 30, 2000              1,110,207       $       5.80           $      -
           Granted                                     30,000               1.23               2.90
           Less options expired                      (201,350)              3.09                  -
           -------------------------------------------------------------------------------------------
           Balance, September 30, 2001                938,857       $      10.42           $      -
           Granted                                  2,229,794                .08                .08
           Less options expired                      (334,500)              2.99                  -
           -------------------------------------------------------------------------------------------
           Balance, September 30, 2002              2,834,151       $       1.94           $      -
           ===========================================================================================
         The following table summarizes information about options outstanding at
         September 30, 2001:

                                                                     Options Outstanding and Exercisable
                                                           ---------------------------------------------------------
                                                                                     Weighted-          Weighted-
                                                                                       Average            Average
           Range of                                                                  Remaining           Exercise
           Exercise Prices                                           Shares   Contractual Life              Price
           ---------------------------------------------------------------------------------------------------------
           $08 to $7.50                                           2,709,151        56.3 months               $.60
           $19.20 to $39.30                                         125,000         2.6 months             $26.88
           ---------------------------------------------------------------------------------------------------------
                                                                  2,834,151        53.6 months              $1.94
           =========================================================================================================

Read independent auditors' report.  The accompanying notes
are an integral part of the consolidated financial statements               F-32

                Ultimate Franchise Systems, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2002 and 2001


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

         FAS 123 requires entities that choose to continue to apply APB 25 to provide pro forma information regarding net income and earnings per share as if compensation cost for our employee stock options had been determined in accordance with the fair value based method prescribed in FAS 123. We estimate the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants for the years ended September 30, 2002 and 2001: no dividend yield; an expected life of five years; expected volatility of 64%, and risk-free interest rate of 5.5%.

         Under the accounting provisions of FAS 123, our net loss and loss per share would have changed to the pro forma amounts indicated below for the years ended September 30, 2002 (no options were granted to employees in 2001):

                                                                    2002
           -------------------------------------------------------------------

           Net income applicable to common stock
               As reported                                       $   883,190
               Proforma                                          $   740,331
           Earnings per share - basic
               As reported                                       $       .09
               Proforma                                          $       .08
           Earnings per share - diluted
               As reported                                       $       .08
               Proforma                                          $       .06
           ===================================================================

Read independent auditors' report.  The accompanying notes
are an integral part of the consolidated financial statements               F-33

                Ultimate Franchise Systems, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2002 and 2001


10.      Commitments and Contingencies

         Operating Leases
         ----------------

         We lease office space and restaurant land space under certain operating leases which expire in various dates through September 2006. Total rent expense for the years ended September 30, 2002 and 2001 was $152,730 and $226,492, respectively.

         Future annual minimum lease payments due under these operating leases for the five years subsequent to September 30, 2002 are as follows:


                 2003                                           $   116,349
                 2004                                               105,224
                 2005                                                88,893
                 2006                                                25,328
                 2007                                                     -
                 -------------------------------------------------------------
                                                                $   335,794
                 =============================================================

         Consulting Agreement
         --------------------

         Pursuant to the stock purchase agreement with Uptown Restaurant Group, Inc. ("Uptown") in July 2002, we have entered into a consulting agreement with Robert Palmer, the former Chief Executive Officer of Uptown. The agreement requires us to pay Mr. Palmer an aggregate amount of $100,000 which will be paid in monthly installments of $4,166 per month until July 2004.

         Legal Issues
         ------------

         Equal Employment Opportunity Commission Claim
         ---------------------------------------------

         The former manager of a corporately owned Central Park store has brought forth an Equal Employment Opportunity Commission (EEOC) claim against us claiming wrongful termination. We formally responded to the EEOC on October 10, 2002 and are awaiting a response from them at this time. No liabilities have been accrued at this time as management does not anticipate any material losses to occur as result of this claim.

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

Read independent auditors' report.  The accompanying notes
are an integral part of the consolidated financial statements               F-34

                Ultimate Franchise Systems, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2002 and 2001


10.      Commitments and Contingencies (continued)

         Franchise Agreements
         --------------------

         Under the terms of the various franchise agreements, which are for terms ranging from 10 to 15 years and contain various renewal options, the franchisees are obligated for the payment of the following fees.

         o Franchise Fees - In accordance with the terms of the franchise agreements, the Company receives an initial franchise fee of $10,000 to $25,000.

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



Read independent auditors' report.  The accompanying notes
are an integral part of the consolidated financial statements               F-35

                Ultimate Franchise Systems, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2002 and 2001


11.      Income Taxes

         The components of income tax expense (benefit) for the years ended September 30, 2002 and 2001 are as follows:

                                                                                      2002              2001
           ---------------------------------------------------------------------------------------------------------
           Current:
               Federal                                                        $              -   $              -
               State                                                                         -                  -
           ---------------------------------------------------------------------------------------------------------
                                                                                             -                  -
           ---------------------------------------------------------------------------------------------------------
           Deferred:
               Federal                                                                 235,000          (1,240,000)
               State                                                                    42,000            (219,000)
           ---------------------------------------------------------------------------------------------------------
                                                                                       277,000          (1,459,000)
           ---------------------------------------------------------------------------------------------------------
           Total current and deferred income taxes                                     277,000          (1,459,000)
           ---------------------------------------------------------------------------------------------------------
           (Decrease)/increase in valuation allowance                                 (277,000)          1,459,000
           ---------------------------------------------------------------------------------------------------------
           Total income taxes                                                 $              -   $               -
           =========================================================================================================

Read independent auditors' report.  The accompanying notes
are an integral part of the consolidated financial statements               F-36

                Ultimate Franchise Systems, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2002 and 2001


11.      Income Taxes (continued)

         Our net deferred tax asset is comprised of the following at September 30, 2002 and 2001:

                                                                                      2002               2001
           ---------------------------------------------------------------------------------------------------------
           Current deferred tax asset:
               Allowance for doubtful accounts                                $              -    $        18,000
           ---------------------------------------------------------------------------------------------------------
                                                                                             -             18,000
           Less, valuation allowance                                                         -            (18,000)
           ---------------------------------------------------------------------------------------------------------
           Net current deferred tax asset                                     $              -    $             -
           ---------------------------------------------------------------------------------------------------------
           Non-current deferred tax asset:
               Net operating loss carryforwards                               $      4,139,000     $    4,516,000
               Property and equipment                                                  199,000            166,000
               Stock and stock options issued for services                             500,000            443,000
               Investment securities                                                   263,000            253,000
           ---------------------------------------------------------------------------------------------------------
                                                                                     5,101,000          5,378,000
           Less, valuation allowance                                                (5,101,000)        (5,378,000)
           ---------------------------------------------------------------------------------------------------------
           Net non-current deferred tax asset                                 $              -    $             -
           ---------------------------------------------------------------------------------------------------------
           Net deferred tax asset                                             $              -    $             -
           =========================================================================================================

         The following summary reconciles differences from taxes at the federal statutory rate with the effective rate:

                                                                                      2002               2001
           ---------------------------------------------------------------------------------------------------------
           Income taxes at federal statutory rates                                     34.0%             (34.0)%
           Prior year operating loss                                                  (34.0)              34.0
           ---------------------------------------------------------------------------------------------------------
           Income tax at effective rates                                                0.0%               0.0%
           =========================================================================================================

Read independent auditors' report.  The accompanying notes
are an integral part of the consolidated financial statements               F-37

                Ultimate Franchise Systems, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2002 and 2001


11.      Income Taxes (continued)

         At September 30, 2002, we had net operating loss carryforwards of approximately $11,000,000 for federal income tax purposes that expire as follows:


              2012                                           $   2,800,000
              2018                                               1,700,000
              2019                                                 700,000
              2020                                               2,800,000
              2021                                               3,000,000
              --------------------------------------------------------------
                                                            $   11,000,000
              ==============================================================

12.      Operating Segments

         We define segments as each separate franchising concept we operate. We clearly view each business as a separate segment and makes decisions based on the activity and profitability of that particular segment.

         The reportable segments are defined as follows:

         o The franchise operations segment is engaged in the franchising of various quick-service restaurants located throughout the United States. These restaurants feature submarine sandwiches, hamburgers, soups and hot and cold side order items. We assist the franchisees with selecting suitable locations, assist on the negotiation of lease terms and store design, and assist with securing of food product supply and purchase of furniture and fixtures.

         o The restaurant operations segment is comprised of franchise concept stores that we operate on a temporary basis until a new franchise is located.



Read independent auditors' report.  The accompanying notes
are an integral part of the consolidated financial statements               F-38

                Ultimate Franchise Systems, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2002 and 2001


12.      Operating Segments (continued)

         The table below shows certain financial information by business segment for the years ended September 30, 2002 and 2001:

           Segment Reporting                                      Franchise         Restaurant       Consolidated
           September 30, 2002                                    Operations         Operations              Total
           ---------------------------------------------------------------------------------------------------------
           Revenue from external customers                    $   3,033,489          $ 295,537        $ 3,329,026
           Interest- net                                            419,261                  -            419,261
           Permanent impairment of long-lived assets                 27,051                  -             27,051
           Depreciation and amortization                            275,933                  -            275,933
           Segment income                                           772,174            126,616            898,790
           Segment assets                                         8,733,946            209,690          8,943,636
           =========================================================================================================


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
           =========================================================================================================

Read independent auditors' report.  The accompanying notes
are an integral part of the consolidated financial statements               F-39

                Ultimate Franchise Systems, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2002 and 2001


13.      Subsequent Events

         In October 2002, we formed a joint venture with Concept Acquisitions, LLC., ("COAC") The joint venture has agreed in principle to purchase 100% of the assets in a mall based hamburger concept with 55 units throughout the Mid-Atlantic United States. The purchase price will consist of $1,000,000 in cash and a note payable for $1,600,000 which will require principal and interest payments over a three year period with a balloon payment due thereafter. The transaction will be funded as follows:

                                                                          UFSI        COAC         Total
                                                                       ----------- ------------ -------------
           Cash for equity 50% equity position in Joint Venture          350,000     350,000        700,000
           Cash for note receivable                                      300,000        -           300,000
                                                                       ----------- ------------ -------------
           Total cash used for acquisition                               650,000     350,000      1,000,000
                                                                       =========== ============ =============

         In October 2002, pursuant to a stock purchase agreement we issued 400,000 shares of our common stock to The Allor Trust, ("Allor") in exchange for $100,000. In addition, Allor has the right to appoint one member of their staff to our Board of Directors for a one year period.

         In October 2002, we entered into a limited liability company agreement with The Allor Trust, ("Allor"). Pursuant to this agreement, a company named B & U Ventures, LLC has been created to operate and facilitate the ongoing franchising operations of Gator's Dockside International Franchising, LLC. Both Allor and UFSI will initially be required to capitalize the company with cash contributions in the amount of $50,000 each, and will participate equally in any earnings or losses generated through the operations of the company.

         In November 2002, we assigned 100% of our ownership interest in Gator's Dockside International Franchising, LLC, ("Gator's") to B & U Ventures, LLC, ("B & U").

         In December 2002, we entered into a letter agreement with Topper's Brick Oven Pizza, Inc. ("Topper's") whereby we would offer our expertise in purchasing, marketing, franchise legal services, franchise sales, and general management to Topper's in exchange for 6 million shares of Topper's common stock.


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

--------------------------------------------------------------------------------
      Name                Age   Director/Date    Office or Position
                                 Elected
--------------------------------------------------------------------------------
Christopher M. Swartz     32   Yes/ Apr 1996   Chairman, President and Chief
                                                 Executive Officer
Eric T. Swartz            36   Yes/ Apr 1996   Secretary
Michael F. Cronin         46   Yes/ Apr 2000   Chief Financial Officer/Treasurer
                                                 and Chief Operating Officer
Robert C. Taft            50   Yes/ Sep 2002   Chief Concept Officer
--------------------------------------------------------------------------------

Christopher M. Swartz, Chairman, President and CEO has been Chairman, President and Chief Executive Officer of the Company since April 1996 and Chairman, President and Chief Executive Officer of JRECK Subs, Inc. since September 1994. Mr. Swartz is on the Board of Directors of the Florida Restaurant Association and has won multiple National leadership awards from the National Republican Committee. Mr. Swartz is a 1992 honors graduate from Syracuse University.

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

Robert C. Taft recently joined the company in September 2002 as a director and Chief Concept Officer. Since 1975 Mr. Taft has served as an executive for several large restaurant companies including Fuddruckers, Inc., Papa Gino's, Inc., Au Bon Pain, Skipper's, Inc., and Mazzio's Corporation where his duties included concept development and reorganization. Mr. Taft is a graduate of the University of New Hampshire.

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

                           Summary Compensation Table
-----------------------------------------------------------------------------------------------------------------------
                           Annual Compensation                                       Long Term Compensation
-----------------------------------------------------------------------------------------------------------------------
   Name & Principal                                        Other Annual    Awards      Awards    Payouts    All Other
       Position            Year       Salary      Bonus    Compensation  ----------------------------------------------
                                                                         Restricted   Options      LTIP
                                                                         Stock in $   SARS (#)  Payouts ($)
-----------------------------------------------------------------------------------------------------------------------
                           2002      $ 175,000     $ 0          $ 0          $ 0     500,000       $ 0         $ 0
                        -----------------------------------------------------------------------------------------------
 Christopher M. Swartz     2001      $ 175,000     $ 0          $ 0      $ 22,000        0         $ 0         $ 0
    President & CEO     -----------------------------------------------------------------------------------------------
                           2000      $ 175,000     $ 0          $ 0          $ 0         0         $ 0         $ 0
-----------------------------------------------------------------------------------------------------------------------
                           2002      $ 140,000     $ 0          $ 0          $ 0     500,000       $ 0         $ 0
                        -----------------------------------------------------------------------------------------------
   Michael F. Cronin       2001      $ 140,000     $ 0          $ 0      $ 22,000        0         $ 0         $ 0
Chief Financial Officer -----------------------------------------------------------------------------------------------
& Chief Operating Officer  2000      $ 130,625     $ 0          $ 0          $ 0     100,000       $ 0         $ 0
-----------------------------------------------------------------------------------------------------------------------
                           2002(a)   $  10,000     $ 0          $ 0          $ 0         0         $ 0         $ 0
                        -------------------------------------------------------------------------------------------------
  Robert C. Taft           2001      $ 0           $ 0          $ 0          $ 0         0         $ 0         $ 0
  Chief Concept Officer -------------------------------------------------------------------------------------------------
                           2000      $ 0           $ 0          $ 0          $ 0         0         $ 0         $ 0
-----------------------------------------------------------------------------------------------------------------------

(a) Mr. Taft will receive a base salary of $120,000 per year. He began his employment with the company on September 1, 2002.

Employment Contracts:

Mr. Taft has an employment contract with the company. The following table summarizes the significant terms of this agreement:

-----------------------------------------------------------------------------------------------------------------------
                                                                                        Termination
                                                                                           Clause
                                                                                       Initial Salary Change in
                                               Commencement                  Annual     Continuation   Control
      Name                   Position               Date           Term   Compensation     Period    Arrangement
-----------------------------------------------------------------------------------------------------------------
Robert C. Taft        Director,                 Sep 01, 2002       1 Year   $ 120,000    12 Months        No
                     Chief Concept Officer
-----------------------------------------------------------------------------------------------------------------

Options and Rights Granted to Purchase Common Stock:

The following table summarizes options and rights to purchase common stock that were granted or issued to executive officers and directors over each of the last two fiscal years:

----------------------------------------------------------------------------------------------------------------
                                         Number                                                   Percent of
                                           of     Number of                                          Total
                                         Options  Shares of     Date of                 Exercise    Options
                                         Granted   Common       Grant                   Price of  Granted to
                                          (in       Stock        or         Expiration  Purchase   Employees
        Name              Position       Shares)  Purchased    Purchase        Date     Price     During Year
----------------------------------------------------------------------------------------------------------------
  Christopher M. Swartz President and    250,000            Oct 01, 2002  Oct 01, 2007  $ 0.08     13.9%
                        Chief Executive  250,000            Oct 01, 2002  Oct 01, 2008  $ 0.08     13.9%
                        Officer

  Michael F. Cronin    Chief Financial   250,000            Oct 01, 2002  Oct 01, 2007  $ 0.08     13.9%
                       Officer and Chief 250,000            Oct 01, 2002  Oct 01, 2008  $ 0.08     13.9%
                       Operating Officer
----------------------------------------------------------------------------------------------------------------

The following table sets forth information regarding the value of Options and Stock Appreciation Rights granted to our officers during 2002:

----------------------------------------------------------------------------------------------------------------------------
                                                       Number of Securities Underlying         Value of In-The-Money
                                                        Unexercised Options and SAR's            Options and SAR's
                                                            at September 30, 2002              at September 30, 2002
----------------------------------------------------------------------------------------------------------------------------
                   Shares Acquired
Name and Position    on Exercise     Value Realized     Exercisable      Unexercisable     Exercisable      Unexercisable
----------------------------------------------------------------------------------------------------------------------------
Christopher M. Swartz    None             None           250,000           250,000            $50,000          $50,000
  President and
  Chief Executive
   Officer

Bradley L. Gordon        None             None           100,000             None              None             None
 Former
 Chief Operating
 Officer (a)

Michael F. Cronin        None             None           350,000           250,000            $50,000          $50,000
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

Item 10. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information relating to the beneficial ownership of the Company's Common Stock by those persons beneficially holding more than 5% of the Company's common stock or held by our executive officers and directors, and by all our officers and directors as a group as of September 30, 2002. The address of each person is in care of the Company unless noted.

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

--------------------------------------------------------------------------------
                       Name and                     Amount and
                      Address of      Officer        Nature of
    Title of          Beneficial         or         Beneficial        Percent of
     Class              Owner         Director         Owner             Class
--------------------------------------------------------------------------------
  Common Stock  Christopher M. Swartz   Yes       (a) 1,230,298          7.89 %
  Common Stock    Michael F. Cronin     Yes       (b)   520,000          3.34 %
  Common Stock    Robert C. Taft        Yes       (c) 1,296,296          8.32 %
  Common Stock       Eric Swartz        Yes              70,005          0.04 %
       All Officers and Directors as a Group          3,116,599         20.00 %

(a) Includes 555,556 shares of common stock owned by TAS LLC. Mr. Swartz is a 30% partner in TAS, and as such, is deemed to have beneficial ownership of 30% of the shares owned by TAS. It also includes 279,491 shares of common stock owned by Tri-Emp Enterprises, a limited family partnership. Mr. Swartz is the general partner of Tri-Emp Enterprises, and as such, is deemed to have beneficial ownership of the shares owned by Tri-Emp Enterprises. It also includes 250,000 shares subject to options exercisable by Mr Swartz.

(b) Includes 350,000 shares subject to options currently exercisable by Mr. Cronin.

(c) Includes 1,296,296 shares of common stock owned by TAS LLC. Mr. Taft is a 70% partner in TAS, and as such, is deemed to have beneficial ownership of 70% of the shares owned by TAS.

Item 11. Certain Relationships and Related Transactions

In March 2002, we sold our bakery operation (Pastry Product Producers) and the building which was used to run the operation to CFB Enterprises, Inc. ("CFB") and Mahar Partnership, LLC ("Mahar"), respectively. CFB and Mahar are partially controlled by our Chief Executive Officer, Christopher Swartz.

In August 2002, we sold 80% of our Jreck Subs franchise concept to Grace Ventures, LLC ("Grace") for $1,996,205. Grace Ventures, LLC is partially owned and operated by our Chief Executive Officer, Christopher Swartz.

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

During the years ended September 30, 2002 and 2001, holders of $175,000 and $225,000 of Convertible Debentures converted their principal into 1,600,000 and 2,173,661 shares of common stock. All of these shares were from newly issued shares, no shares were issued from the 1,000,000 shares held in escrow.

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

Item 12. Exhibits and Reports on Form 8-K
Schedule of Exhibits:

---------------------------------------------------------------------------------------------------------------------------
                                                                                         Reserved
                                                                                           for     Incorporated
 Exhibit                                                                                  Future        by         Date of
 Item No.                              Description of Exhibit                              Use     Reference in:    Filing
---------------------------------------------------------------------------------------------------------------------------
2.0         Plans of purchase, sale, reorganization, arrangement, liquidation or succession:
2.1         Repurchase Agreement between Paul Truax and Robin Longley and JRECK Subs,               Form 10-SB    02/17/99
              Inc., a New York corporation and JRECK Subs Group, Inc. a Colorado corporation dated October 28, 1997 (Pastry Products)
2.2         Agreement and Plan of Reorganization and Merger among JRECK Subs Group, Inc.            Form 10-SB    02/17/99
              and Admiral's Fleet, Inc. and Quality Franchise Systems, Inc. Quality
              Agreement)
2.3         Amendment to Quality Agreement                                                          Form 10-SB    02/17/99
2.4         Agreement between JRECK Subs Group, Inc. and CHAI Enterprises, Inc. ("Hymie's")         Form 10-SB    02/17/99
2.5         Agreement and Plan of Reorganization among JRECK Subs Group, Inc., Li'l Dino            Form 10-SB    02/17/99
              Management Corporation and Li'l Dino Corporation dated December 18, 1997
2.6         Purchase agreement among JRECK Subs Group, Inc., Interfoods of America, Inc.            Form 10-SB    02/17/99
              and SBK Franchise Systems, Inc. dated December 4, 1997
2.7         Agreement between JRECK Subs Group, Inc. and Little King, Inc. dated July               Form 10-SB    02/17/99
              23, 1997
2.8         Agreement between JRECK Subs Group, Inc. and Mitchell R. Day and Julie A.               Form 10-SB    02/17/99
              Day to purchase Seawest Sub Shops, Inc.
2.9         Stock Option Grants to acquire Seawest Sub Shops, Inc.                                  Form 10-SB    02/17/99
2.10        Representation and Warranty Agreement among Mitchell R. Day and Julie A. Day            Form 10-SB    02/17/99
              and Admiral Subs of Washington, Inc. dated May 19, 1997.
2.11        Purchase and Sale Agreement  between  Admiral's Fleet,  Inc, JRECK                      Form 10-SB    02/17/99
              Subs Group, Inc., and Richey Enterprises, Inc.
2.12        Repurchase Agreement by Paul Truax and Robin Longley                                    Form 10-SB    02/17/99


---------------------------------------------------------------------------------------------------------------------------
                                                                                         Reserved
                                                                                           for     Incorporated
 Exhibit                                                                                  Future        by         Date of
 Item No.                              Description of Exhibit                              Use     Reference in:    Filing
---------------------------------------------------------------------------------------------------------------------------
3.0         Articles of Incorporation and Bylaws:
3.1         Articles of Incorporation-Circa Media, Inc.                                             Form 10-SB    02/17/99
3.2         Articles of Amendment of Circa Media dated May 2, 1996 and filed May 7, 1996            Form 10-SB    02/17/99
3.3         Articles of Amendment of Jreck Subs, Inc. filed May 7, 1997                             Form 10-SB    02/17/99
3.4         Certificate of Correction to Articles of Amendment filed July 24, 1996                  Form 10-SB    02/17/99
3.5         Articles of Amendment  to Articles of Incorporation regarding Certificate of            Form 10-SB    02/17/99
              Description of JRECK Subs Group, Inc. Series C Preferred Stock dated
              Sept. 27, 1997
3.6         Articles of Amendment  to Articles of Incorporation regarding Certificate of            Form 10-SB    02/17/99
              Description of JRECK Subs Group, Inc. Series D Preferred Stock dated
              January 5, 1998
3.7         Bylaws of JRECK Subs Group, Inc. dated August 23, 1998                                  Form 10-SB    02/17/99
10.0        Material Contracts:

10.1        Form of Franchise Agreement                                                             Form 10-SB    02/17/99
10.2        Facility Lease agreement between Springs Equity, Ltd. and  JRECK Subs Group,            Form 10-SB    02/17/99
              Inc. dated December 16, 1997
10.3        Quality Franchise Systems, Inc. Area development Agreements:                            Form 10-SB    02/17/99
              (a) MKJ Holdings, Inc.
              (b) Master Franchising and Development Systems, Inc.
              (c) John E. and Ann M. Maddox (d) Alex Golshanara
10.4        Promissory Note from Bradley L. Gordon to  JRECK Subs Group, Inc. dated                 Form 10-SB    02/17/99
              September 24, 1997
10.5        Promissory Note from Richard T. Silberman to  JRECK Subs Group, Inc. dated              Form 10-SB    02/17/99
              September 24, 1997
10.6        Promissory Note from Michael F. Cronin to  JRECK Subs Group, Inc. dated July            Form 10-SB    02/17/99
              31, 1998
10.7        Promissory Note from Richard T. Silberman to JRECK Subs Group, Inc. dated               Form 10-SB    02/17/99
              July 31, 1998
10.8        Promissory Note from Bradley L. Gordon to  JRECK Subs Group, Inc. dated July            Form 10-SB    02/17/99
              31, 1998
10.9        Employment Agreement between Bradley L. Gordon and JRECK Subs, Group, Inc.              Form 10-SB    02/17/99
              effective September 24, 1997
10.10       Employment Agreement between Michael F. Cronin and JRECK Subs, Group, Inc.              Form 10-SB    02/17/99
              effective July 31, 1998
10.11       Stock Option Grant between JRECK Subs Group, Inc. and Christopher M. Swartz             Form 10-SB    02/17/99
              dated August 3, 1998
10.12       Stock Option Grant between JRECK Subs Group, Inc. and Christopher M. Swartz             Form 10-SB    02/17/99
              dated December 29, 1997
10.13       Resale agreement of Little King, Inc. back to its previous owners dated                 Form 8-K      10/08/99
              September 29, 1999
16.0        Letter of change in certifying accountants                                              Form 8-K      11/08/99
16.1        Former accountants letter to Commission                                                 Form 10-SB    02/17/99
16.2        Former accountants letter to Commission                                                 Form 8-K      11/08/99
21          Subsidiaries of Registrant                                                              Form 10-SB    02/17/99
---------------------------------------------------------------------------------------------------------------------------

Reports filed on form 8-K:

       None

                                   SIGNATURES

In accordance with all the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ultimate Franchise Systems, Inc.
--------------------------------
      (Registrant)



                               President & Duly Authorized
                                   Officer Member of
12/30/02   Christopher M. Swartz   Board of Directors  /s/ Christopher M. Swartz
--------   ---------------------  -------------------  -------------------------
  Date          Print Name               Title                   Signature




                                 Chief Financial Officer
                                   Treasurer & Chief
12/30/02      Michael F. Cronin     Operating Officer /s/ Michael F. Cronin
--------   ---------------------  -------------------  -------------------------
  Date          Print Name               Title                   Signature