Form 10QSB
period 2002-12-31
ULTIMATE FRANCHISE SYSTEMS INC
filed 2003-02-14
CIK 1018725

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

            [As last amended in Release No. 34-38850, July 18, 1997,
                  effective September 2, 1997, 62 F.R. 39755]


         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended December 31, 2002

         [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
                  ACT

                                     0-23545
                              --------------------
                             Commission File Number

                        Ultimate Franchise Systems, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Nevada                                   84-1317674
 -------------------------------         ------------------------------------
 (state or other jurisdiction of         (IRS Employer Identification Number)
 incorporation of organization)

          300 International Parkway, Suite 100, Heathrow, Florida, 32746
          -------------------------------------------------------------
                    (Address of principal executive offices)

                                 (407) 333-8998
                            -------------------------
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the post 90 days.

                                 Yes [X] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the most recent practicable date: February 11, 2003 - 13,199,415 Shares

          Transitional Small Business Disclosure Format: Yes [ ] No [X]

                          PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

                  Ultimate Franchise Systems, Inc. and Subsidiaries Consolidated Balance Sheets
                           as of December 31, 2002 (Unaudited) and September 30, 2002


                                                                             December 31,          September 30,
                                                                                 2002                   2002
------------------------------------------------------------------------ ---------------------- ---------------------
Assets
Current assets:
    Cash                                                                     $      592,135         $      699,234
    Accounts receivable                                                              56,160                 56,160
    Accounts receivable - other                                                           -                581,800
    Prepaid expenses                                                                 41,679                 24,388
    Current portion of notes receivable                                             184,716                 64,716
------------------------------------------------------------------------ ---------------------- ---------------------
        Total current assets                                                        874,690              1,426,298
------------------------------------------------------------------------ ---------------------- ---------------------

Property and equipment, net                                                          83,874                 68,090
------------------------------------------------------------------------ ---------------------- ---------------------

Other assets:
    Goodwill                                                                      3,752,761              3,752,761
    Deferred loan costs, net                                                        163,658                180,023
    Notes receivable, net of current portion                                      3,547,041              3,291,653
    Investment securities                                                           595,024                 95,024
    Other                                                                           477,256                186,787
------------------------------------------------------------------------ ---------------------- ---------------------
        Total other assets                                                        8,535,740              7,506,248
------------------------------------------------------------------------ ---------------------- ---------------------

Total assets                                                                  $   9,494,304           $  9,000,636
------------------------------------------------------------------------ ---------------------- ---------------------


The interim financial statements include all adjustments which, in the opinion of management, are necessary in order to make the financial statements not
misleading.                                                                                                          2

                  Ultimate Franchise Systems, Inc. and Subsidiaries Consolidated Balance Sheets
                      As of December 31, 2002 (Unaudited) and September 30, 2002, Continued


                                                                             December 31,          September 30,
                                                                                 2002                   2002
------------------------------------------------------------------------ ---------------------- ---------------------
Liabilities and Stockholders' Equity
Current liabilities:
    Current portion of long-term debt                                         $     959,939        $       888,493
    Accounts payable                                                                125,746                160,413
    Deferred revenue                                                                254,116                  2,013
    Accrued expenses                                                                664,523                408,973
    Accrued preferred stock dividends                                                47,542                 43,642
------------------------------------------------------------------------ ---------------------- ---------------------
Total current liabilities                                                         2,051,866              1,503,534

Long-term liabilities:
    Long-term debt, less current portion                                          2,068,120              2,241,580
    Deferred revenue, less current portion                                          229,171                      -
------------------------------------------------------------------------ ---------------------- ---------------------

Total long-term liabilities                                                       2,297,291              2,241,580
------------------------------------------------------------------------ ---------------------- ---------------------

Total liabilities                                                                 4,349,157              3,745,114
------------------------------------------------------------------------ ---------------------- ---------------------

Minority interest                                                                   229,688                242,911
------------------------------------------------------------------------ ---------------------- ---------------------
Redeemable common stock                                                             293,000                293,000
------------------------------------------------------------------------ ---------------------- ---------------------

Stockholders' equity:
    Series C convertible preferred stock, no par value, 120 shares
      authorized, issued and outstanding                                            120,000                120,000
    Common stock, no par value, 100,000,000 shares authorized,
      13,149,415, and 12,749,415 shares issued and outstanding,
      respectively                                                               31,196,152             31,096,152
    Accumulated deficit                                                         (26,006,193)           (25,809,041)
    Less:  Stock subscriptions receivable                                          (687,500)              (687,500)
------------------------------------------------------------------------ ---------------------- ---------------------

Total stockholders' equity                                                        4,622,459              4,719,611
------------------------------------------------------------------------ ---------------------- ---------------------

Total liabilities and stockholders' equity                                    $   9,494,304           $  9,000,636
------------------------------------------------------------------------ ---------------------- ---------------------

The interim financial statements include all adjustments which, in the opinion of management, are necessary in order to make the financial statements not
misleading.                                                                                                         3

                        Ultimate Franchise Systems, Inc. and Subsidiaries
                              Consolidated Statements of Operations
                For the Three Months Ended December 31, 2002 and 2001 (Unaudited)



                                                              Three Months Ended   Three Months Ended
                                                               December 31, 2002    December 31, 2001
------------------------------------------------------------ --------------------- --------------------
Revenues:
    Franchise operations                                        $    297,357            $  866,759
    Retail sales - company-owned stores                              195,728               244,876
------------------------------------------------------------ --------------------- --------------------
                                                                     493,085             1,111,635

Operating costs and expenses:
    Franchise servicing costs                                        213,704               348,622
    Cost of retail sales and operating costs - stores                164,636               219,915
    General and administrative                                       298,365               244,234
    Consulting and investor relations                                 36,163                 3,582
    Amortization and depreciation                                      2,216                94,606
------------------------------------------------------------ --------------------- --------------------
                                                                     715,084               910,959
------------------------------------------------------------ --------------------- --------------------

Income (loss) from operations                                       (221,999)              200,676

Other income (expense):
    Interest, net                                                    (45,308)              (71,635)
    Minority interest in income (loss) of subsidiary                  13,222                (7,862)
    Other, net                                                        60,833               138,744
------------------------------------------------------------ --------------------- --------------------
                                                                      28,747                59,247
------------------------------------------------------------ --------------------- --------------------
Net income (loss)                                                   (193,252)              259,923
------------------------------------------------------------ --------------------- --------------------
Preferred stock dividends                                             (3,900)               (3,900)
------------------------------------------------------------ --------------------- --------------------

Net income (loss) applicable to common stock                    $   (197,152)           $  256,023
------------------------------------------------------------ --------------------- --------------------

Weighted average number of common shares outstanding              12,836,372             8,695,864

Earnings (loss) per basic and diluted common share:
    Net income (loss) per common share - basic                  $      (.02)            $      .03
    Net income (loss) per common share - diluted                       (.01)                   .02
------------------------------------------------------------ --------------------- --------------------

The interim financial statements include all adjustments which, in the opinion of management, are necessary in order to make the financial statements not
misleading.                                                                                         4

                Ultimate Franchise Systems, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
        For the Three Months Ended December 31, 2002 and 2001 (Unaudited)


                                                             Three Months Ended   Three Months Ended
                                                              December 31, 2002    December 31, 2001
------------------------------------------------------------ -------------------- --------------------
Operating activities:
    Net income (loss)                                            $  (193,252)          $  259,923
    Adjustments to reconcile net loss to net cash used by
        operating activities:
        Amortization and depreciation                                  2,217               94,606
        Discount on settlement of long-term debt                     (40,000)                   -
        Capitalized interest on notes receivable                     (18,000)                   -
        Minority interest in (income) loss of subsidiary             (13,223)               7,862
        Amortized discounts on financial instruments                  (2,989)               2,525
        Amortization of deferred loan costs to interest expense       16,365               16,365
        Amortization of prepaid costs                                      -                3,582
        (Increase) decrease in:
          Accounts receivable                                              -              (14,266)
          Prepaid expenses                                           (14,334)             (52,621)
        Increase (decrease) in:
          Accounts payable                                           (49,205)             (69,908)
          Deferred revenue                                           (18,726)              98,110
          Accrued liabilities                                        255,550             (179,095)
------------------------------------------------------------ -------------------- --------------------

Net cash provided (used) by operating activities                     (75,597)             169,414
------------------------------------------------------------ -------------------- --------------------

Investing activities:
    Purchase of property and equipment                                (1,430)              (9,216)
    Proceeds from collection of dividends                              5,000                    -
    Cash used for formation of joint venture                        (350,000)                   -
    Issuance of notes receivable                                    (300,000)                   -
    Proceeds from collection of notes receivable and
      accounts receivable other                                      582,942                2,145
------------------------------------------------------------ -------------------- --------------------

Net cash used by investing activities                                (63,488)              (7,071)
------------------------------------------------------------ -------------------- --------------------

Financing activities:
    Proceeds on sale of common stock                                 100,000                    -
    Payments on long-term debt                                       (68,014)             (43,501)
------------------------------------------------------------ -------------------- --------------------

Net cash provided (used) by financing activities                      31,986              (43,501)
------------------------------------------------------------ -------------------- --------------------

Net increase (decrease) in cash and cash equivalents                (107,099)             118,842

Cash and cash equivalents, beginning of period                       699,234               60,927
------------------------------------------------------------ -------------------- --------------------

Cash and cash equivalents, end of period                         $   592,135           $  179,769
------------------------------------------------------------ -------------------- --------------------

The interim financial statements include all adjustments which, in the opinion of management, are necessary in order to make the financial statements not
misleading.                                                                                          5

                                        Ultimate Franchise Systems, Inc. and Subsidiaries
                                        Consolidated Statements of Stockholders' Equity
                                    For the Three Months Ended December 31, 2002 (Unaudited)
                                              and the Year Ended September 30, 2002



                                                       Common          Preferred Series C
                                             ------------------------ -------------------- Accumulated   Subscription      Total
                                                Shares       Amount     Shares    Amount      Deficit        Notes         Equity
------------------------------------------------------------------------------ ------------ ---------------------------- -----------
Balance, September 30, 2001                    8,695,864  $30,113,718     120   $120,000   $(26,692,231)   $(687,500)   $ 2,853,987
Issuance of options for prepaid services               -       42,979       -          -              -            -         42,979
Issuance of options of majority owned
  subsidiary                                           -        5,000       -          -              -            -          5,000
Cost in excess of par on retirement of stock
  of majority owned subsidiary                         -      (35,498)      -          -              -            -        (35,498)
Conversion of Series G debenture               1,600,000      175,000       -          -              -            -        175,000
Issuance of common stock for cash and
  investment Securities                        1,851,852      500,000       -          -              -            -        500,000
Stock issued for acquisitions                    375,000       75,000       -          -              -            -         75,000
Stock issued for conversion of debt              226,699       34,005       -          -              -            -         34,005
Preferred dividends                                    -      185,948       -          -        (15,600)           -        170,348
Net income                                             -            -       -          -        898,790            -        898,790
------------------------------------------------------------------------------ ------------ ---------------------------- -----------

Balance, September 30, 2002                   12,749,415  $31,096,152     120   $120,000   $(25,809,041)   $(687,500)   $ 4,719,611

Stock issued for cash                            400,000      100,000       -          -              -            -        100,000
Preferred dividends                                    -            -       -          -         (3,900)           -         (3,900)
Net loss                                               -            -       -          -       (193,252)           -       (193,252)
------------------------------------------------------------------------------ ------------ ---------------------------- -----------

Balance, December 31, 2002                    13,149,415  $31,196,152     120   $120,000   $(26,006,193)   $(687,500)   $ 4,622,459
------------------------------------------------------------------------------ ------------ ---------------------------- -----------

The interim financial statements include all adjustments which, in the opinion of management, are necessary in order to make the financial statements not
misleading.                                                                                                                       6

                        Ultimate Franchise Systems, Inc.
                      Notes to Interim Financial Statements
                                   Form 10-QSB
                                December 31, 2002

Note 1. The unaudited financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended September 30, 2002. The results of operations for the three months ended December 31, 2002 are not necessarily indicative of those to be expected for the entire year.

Note 2. In October 2002, we formed a joint venture with Concept Acquisitions, LLC., ("COAC") The joint venture has purchased 100% of the assets in a mall based hamburger concept with 55 units throughout the Mid-Atlantic United States. The purchase price consisted of $1,000,000 in cash and a note payable for $1,600,000 which will require principal and interest payments over a three year period with a balloon payment due thereafter. The transaction will be funded as follows:

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
                                                                       =========== ============ =============

Note 3. In October 2002, pursuant to a stock purchase agreement we issued 400,000 shares of our common stock to The Allor Trust, ("Allor") in exchange for $100,000. In addition, Allor has the right to appoint one member of their staff to our Board of Directors for a one year period.

Note 4. In October 2002, we entered into a limited liability company agreement with The Allor Trust, ("Allor"). Pursuant to this agreement, a company named B & U Ventures, LLC has been created to operate and facilitate the ongoing franchising operations of Gator's Dockside International Franchising, LLC. Both Allor and UFSI will initially be required to capitalize the company with cash contributions in the amount of $50,000 each, and will participate equally in any earnings or losses generated through the operations of the company.

         In November 2002, we assigned 100% of our ownership interest in Gator's Dockside International Franchising, LLC, ("Gator's") to B & U Ventures, LLC, ("B & U").

Note 5. In December 2002, we entered into a letter agreements with Uncle Al's Famous Hot Dogs, Inc. ("Uncle Al's") and Weight Loss Forever, International Inc. ("Weight Loss Forever") whereby we will offer our expertise in purchasing, marketing, franchise legal services, franchise sales, and general management to each company in exchange for 6,000,000 shares of common stock in each company. The value of these services is $500,000 and will be amortized over a 24 month period beginning in December 2002.

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

In total, we have financial investments in 442 restaurants. Our equity interests include the following:

                                          State of Ownership                Predominant Restaurant
Corporation Name                            Incorporation       Percentage         Concept
----------------                          ------------------    ----------  -----------------------
Central Park of America, Inc.                 Delaware              100%        "Central Park"
Sobik's International Franchising, Inc.       Florida                79%        "Sobik's Subs"
Gator's Dockside Int'l Franchising, LLC       Florida                30%        "Gator's Dockside"
Uptown Restaurant Group                       Colorado               29%        "New York Buritto"
Jreck Subs, Inc.                              New York               20%        "Jreck Subs"
Li'l Dino Corporation                         North Carolina         20%        "Li'l Dino"
Concept Acquisitions, Inc.                    Florida                18%        "Mountain Mike's"
Weight Loss Forever Int'l, Inc.               Colorado               26%        "Weight Loss Forever"
Uncle Al's Famous Hot Dogs, Inc.              Delaware               20%        "Uncle Al's"
Concept Acquisitions II, LLC                  California             50%        "Burgers"

Three Months Ended December 31, 2002 Compared to Three Months Ended December 31, 2001.

Results of Operations

         The following table sets forth for the periods presented the percentage relationship to franchise operation revenue of certain items included in the consolidated statements of operations for the periods presented:

                                                              Three Months Ended   Three Months Ended
                                                               December 31, 2002    December 31, 2001
------------------------------------------------------------ --------------------- --------------------
Revenues:
    Franchise operations                                                 100.0%                100.0%
------------------------------------------------------------ --------------------- --------------------
                                                                         100.0%                100.0%

Operating costs and expenses:
    Franchise servicing costs                                             71.9%                 40.2%
    General and administrative                                           100.3%                 28.2%
    Consulting and investor relations                                     12.2%                  0.4%
    Amortization and depreciation                                          0.7%                 10.9%
------------------------------------------------------------ --------------------- --------------------
                                                                         185.1%                 79.7%
------------------------------------------------------------ --------------------- --------------------

Income (loss) from operations                                            (85.1%)                20.3%

Other income (expense):
    Interest, net                                                        (15.2%)                (8.3%)
    Minority interest in income of subsidiary                              4.4%                 (0.9%)
    Other, net                                                            20.5%                 16.0%
------------------------------------------------------------ --------------------- --------------------
                                                                           9.7%                  6.8%
------------------------------------------------------------ --------------------- --------------------
Net income (loss) before stock dividends                                 (75.4%)                27.1%
Preferred stock dividends                                                 (1.3%)                (0.4%)
------------------------------------------------------------ --------------------- --------------------
Net income (loss)                                                        (76.8%)                26.7%

         We had a net loss of $197,152 for the three months ended December 31, 2002 compared to net income of $256,023 for the same period in 2001 a change of $453,175 or 177%. There are several reasons for this change. First, we sold an 80% interest in two consolidating franchise concepts during the three months ended September 30, 2002. The sale of these assets resulted in a decline in net income of approximately $170,000. Additionally, we recognized $175,000 in revenue as a result of a one-time usage incentive from a preferred proprietary vendor in December 2001. Our Central Park franchise concept experienced an 11% decline in same store sales during the three months ended December 31, 2002 as compared to the same period in 2001, and eight underperforming Central Park franchise locations have closed. As a result, royalty revenue decreased $57,260 or 24.2% during the three months ended December 31, 2002 as compared to the same period in 2001. These items were reflected in a basic loss per share of $0.02 for the three months ended December 31, 2002 compared to earnings per share of $0.03 for the same period in 2001.

         Total revenues decreased $618,550 or 55.6% to $493,085 for the three months ended December 31, 2002 compared to $1,111,635 for the same period in 2001. As indicated above, we sold an 80% interest in two consolidating franchise concepts during the three months ended September 30, 2002. The sale of these assets resulted in a decline in revenue of approximately $305,000. Additionally, we recognized $175,000 in revenue as a result of a one-time usage incentive from a preferred proprietary vendor in December 2001. Our Central Park franchise concept experienced an 11% decline in same store sales during the three months ended December 31, 2002 as compared to the same period in 2001, and eight underperforming Central Park franchise locations have closed. As a result, royalty revenue decreased $57,260 or 24.2% during the three months ended December 31, 2002 as compared to the same period in 2001. Finally, we experienced a $49,148 decline in revenue from our corporately owned restaurants.

         Total expenses decreased $195,875 or 21.5% to $715,084 for the three months ended December 31, 2002 compared to $910,959 for the same period in 2001. The decrease is primarily due to a reduction of franchise servicing costs of $134,918 resulting from the sale of two consolidating franchise concepts during the fiscal year ended September 30, 2002. Amortization and depreciation expenses decreased $92,390 or 97.7% to $2,216 during the three months ended December 31, 2002 compared to $94,606 for the same period in 2001. Of this decrease $75,000 relates to the amortization of several covenants not to compete which were fully amortized as of September 2002.

Liquidity and Capital Resources

         Net cash used by operating activities was $75,597 for the three months ended December 31, 2002 compared to net cash provided by operating activities of $169,414 for the comparable period in 2001, a total decrease of $245,011.

         Net cash used by investing activities was $63,488 for the three months ended December 31, 2002 compared to net cash used by investing activities of $7,071 for the same period in 2001. During the three months ended December 31, 2002 we collected $581,800 on accounts receivable-other associated with the 80% sale of our Li'L Dino franchise concept. In addition, we entered into a note receivable for $300,000 and contributed $350,000 for a 50% ownership interest in the newly formed joint venture Concept Acquisitions II LLC (See note 2).

         Net cash of $31,986 was provided by financing activities for the three months ended December 31, 2002 compared to net cash used of $43,501 for the comparable period in 2001. This change is the result of two factors. First we received $100,000 during the three months ended December 31, 2002 for the sale of 400,000 shares of our common stock. Additionally, we made payments on long-term debt of $68,014 during the three months ended December 31, 2002 compared to $43,501 during the same period in 2001.

         Working capital deficit at December 31, 2002 was $1,177,176 compared with a deficit of $77,236 at September 30, 2002, an increase in deficit of $1,099,940. The increase in deficit is primarily due to the collection of 581,800 in accounts receivable other and the subsequent usage of cash in the issuance of long-term notes receivable of $300,000 and the formation of the Concept Acquisitions II LLC joint venture of $350,000 which is included in other assets. In addition, deferred revenue increased $252,103. This increase was the result of stock received for services during the three months ended December 31, 2002. Finally, $75,597 in cash was used to fund operations.

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

 Ultimate Franchise Systems, Inc.
---------------------------------
     (Registrant)

                                President & Duly
02/14/03  Christopher M. Swartz   Authorized Officer   /s/ Christopher M. Swartz
--------  ---------------------   ------------------   -------------------------
 Date           Print Name             Title                  Signature

                                 Chief Financial
                                 Officer & Chief
02/14/03  Michael E. Cronin       Operating Officer   /s/ Michael E. Cronin
--------  ---------------------   -------------------  -------------------------
 Date        Print Name                Title                  Signature