Form 10QSB
period 2003-03-31
ULTIMATE FRANCHISE SYSTEMS INC
filed 2003-05-15
CIK 1018725

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

                  For the quarterly period ended March 31, 2003

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                                     0-23545
                                     -------
                             Commission File Number

        Ultimate Franchise Systems, Inc. (formerly Jreck Subs Group, Inc.)
                             ----------------------
        (Exact name of small business issuer as specified in its charter)

           Nevada                                   84-1317674
          --------                                  ----------
 (state or other jurisdiction of         (IRS Employer Identification Number)
 incorporation of organization)

          300 International Parkway, Suite 100, Heathrow, Florida, 32746
          -------------------------------------------------------------
                    (Address of principal executive offices)

                                 (407) 333-8998
                                 --------------
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the most recent practicable date: April 23, 2003 - 14,564,926 Shares

          Transitional Small Business Disclosure Format: Yes [ ] No [X]

                          PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

                                Ultimate Franchise Systems, Inc. and Subsidiaries
                                Consolidated Balance Sheets as of March 31, 2003
                                       (Unaudited) and September 30, 2002


                                                                                March 31,             September 30,
                                                                                  2003                    2002
                                                                              -------------           ------------
Assets
Current assets:
    Cash                                                                      $     184,311           $    699,234
    Accounts receivable - trade                                                      56,059                 56,160
    Accounts receivable - other                                                           -                581,800
    Prepaid expenses                                                                 53,235                 24,388
    Current portion of notes receivable                                              77,796                 64,716
                                                                              -------------           ------------

        Total current assets                                                        371,401              1,426,298
                                                                              -------------           ------------

Property and equipment, net                                                          68,095                 68,090
                                                                              -------------           ------------

Other assets:
    Goodwill                                                                      3,752,761              3,752,761
    Deferred loan costs, net                                                        147,293                180,023
    Notes receivable, net of current portion                                      2,998,350              3,291,653
    Investment securities                                                         1,287,389                 95,024
    Other                                                                           418,165                186,787
                                                                              -------------           ------------

        Total other assets                                                        8,603,958              7,506,248
                                                                              -------------           ------------

Total assets                                                                  $   9,043,454           $  9,000,636
                                                                              =============           ============


The interim financial statements include all adjustments which, in the opinion of management, are necessary in order to make
the financial statements not misleading.                                                                          2

                                Ultimate Franchise Systems, Inc. and Subsidiaries
                                Consolidated Balance Sheets As of March 31, 2003
                                  (Unaudited) and September 30, 2002, Continued


                                                                                March 31,            September 30,
                                                                                  2003                    2002
                                                                              -------------           ------------
Liabilities and Stockholders' Equity
Current liabilities:
    Current portion of long-term debt                                         $   1,028,209           $    888,493
    Accounts payable                                                                127,193                160,413
     Deferred revenue                                                                39,787                  2,013
     Accrued expenses                                                               708,761                254,707
    Accrued interest expense                                                        175,717                154,266
    Accrued preferred stock dividends                                                48,192                 43,642
                                                                              -------------           ------------

Total current liabilities                                                         2,127,859              1,503,534
                                                                              -------------           ------------
Long-term debt, less current portion                                              2,080,501              2,241,580
                                                                              -------------           ------------

Total liabilities                                                                 4,208,360              3,745,114
                                                                              -------------           ------------

Minority interest                                                                   230,317                242,911
                                                                              -------------           ------------
Redeemable common stock                                                             293,000                293,000
                                                                              -------------           ------------

Stockholders' equity:
    Series C convertible preferred stock, no par value, 120 shares
        authorized, issued and outstanding                                          120,000                120,000
    Common stock, no par value, 100,000,000 shares authorized,
        9,022,563, and 8,695,864 shares issued and outstanding,
        respectively                                                             30,575,652             31,096,152
    Accumulated deficit                                                         (26,383,875)           (25,809,041)
    Less:  Stock subscriptions receivable                                                 -               (687,500)
                                                                              -------------           ------------

Total stockholders' equity                                                        4,311,777              4,719,611
                                                                              -------------           ------------

Total liabilities and stockholders' equity                                    $   9,043,454           $  9,000,636
                                                                              =============           ============


The interim financial statements include all adjustments which, in the opinion of management, are necessary in order to make
the financial statements not misleading.                                                                          3

                                        Ultimate Franchise Systems, Inc. and Subsidiaries
                                              Consolidated Statements of Operations
                             For the Six and Three Months Ended March 31, 2003 and 2002 (Unaudited)



                                                                   Six Months        Six Months     Three Months       Three Months
                                                                      Ended            Ended           Ended              Ended
                                                                 March 31, 2003    March 31, 2002  March 31, 2003     March 31, 2002
                                                                 --------------    --------------  --------------     --------------
Revenues:
    Franchise operations                                         $      776,758     $  1,766,261    $    479,401       $   899,502
    Retail sales - company-owned stores                                 426,419                -         230,691                 -
                                                                 --------------     ------------    ------------       -----------
                                                                      1,203,177        1,766,261         710,092           899,502

Operating costs and expenses:
    Franchise servicing costs                                           430,604          694,326         216,900           345,704
    Cost of retail sales and operating costs - stores                   428,893                -         264,257                 -
    General and administrative                                          647,219          528,988         348,854           284,754
    Consulting and investor relations                                   139,492           34,326         103,329            30,744
    Amortization and depreciation                                         6,048          167,929           3,832            85,180
                                                                 --------------     ------------    ------------       -----------
                                                                      1,652,256        1,425,569         937,172           746,382
                                                                 --------------     ------------    ------------       -----------

Income (loss) from operations                                          (449,079)         340,692        (227,080)          153,120

Other income (expense):
    Interest, net                                                      (171,177)        (123,918)       (125,869)          (55,102)
    Permanent impairment of long-lived assets                                 -          (27,051)              -           (27,051)
    Minority interest in income of subsidiary                            13,222            5,419               -            13,281
    Other, net                                                           40,000          109,720         (20,833)          (29,024)
                                                                 --------------     ------------    ------------       -----------

                                                                       (117,955)         (35,830)       (146,702)          (97,896)
                                                                 --------------     ------------    ------------       -----------
Income (loss) from continuing operations before discontinued
      operations                                                       (567,034)                        (373,782)          55,224
                                                                                         304,862
Discontinued operations:
      Income (loss) from operations of discontinued operations                -          (10,748)              -           (21,033)
      Gain from disposal of discontinued operations                           -          215,695               -           215,695
                                                                 --------------     ------------    ------------       -----------
Net income (loss)                                                      (567,034)         509,809        (373,782)          249,886
                                                                 --------------     ------------    ------------       -----------
Preferred stock dividends                                                (7,800)          (7,800)         (3,900)           (3,900)
                                                                 --------------     ------------    ------------       -----------

Net income (loss) applicable to common stock                     $     (574,834)    $    502,009    $   (377,682)      $   245,986
                                                                 ==============     ============    ============       ===========


Weighted average number of common shares outstanding                 13,027,162        8,717,293      13,222,193         8,739,198

Earnings (loss) per basic and diluted common share:
    Income (loss) from continuing operations - basic             $        (.04)     $       .04     $       (.03)      $      .01
    Income (loss) from continuing operations - diluted                     N/A              .02              N/A              .00
    Income (loss) from discontinued operations - basic                    (.04)             .02             (.03)             .02
    Income (loss) from discontinued operations - diluted                   N/A              .01              N/A              .01
    Net income (loss) per common share - basic                            (.04)             .06             (.03)             .03
    Net income (loss) per common share - diluted                           N/A              .03              N/A              .01
                                                                 ==============     ============    ============       ===========


The interim financial statements include all adjustments which, in the opinion of management, are necessary in order to make
the financial statements not misleading.                                                                          4

                                        Ultimate Franchise Systems, Inc. and Subsidiaries
                                              Consolidated Statements of Cash Flows
                             For the Six and Three Months Ended March 31, 2003 and 2002 (Unaudited)


                                                                      Six Months      Six Months     Three Months     Three Months
                                                                         Ended           Ended           Ended           Ended
                                                                    March 31, 2003   March 31, 2002  March 31, 2003   March 31, 2002
                                                                    --------------   --------------  --------------   --------------
Operating activities:
    Net income (loss)                                                 $  (567,034)     $   509,809    $  (373,782)     $   249,886
    Adjustments to reconcile net loss to net cash used by
      operating activities:
        Amortization and depreciation                                       6,048          182,154          3,832           87,548
        Permanent impairment of long-lived assets                               -           27,051              -           27,051
        Gain on settlement of long-term debt                              (40,000)               -              -                -
        Gain on sale of discontinued operations                                 -         (215,695)             -         (215,695)
        Stock and stock options issued for services                        53,000         (112,409)        53,000          (23,665)
        Stock issued for interest payment                                  14,000                -         14,000                -
        Minority interest in income of subsidiary                         (13,222)          (5,418)             -          (13,280)
        Capitalized interest on notes receivable                          (36,000)               -        (18,000)               -
        Amortized discounts on financial instruments                       (5,379)           5,050         (2,390)           2,525
        Amortization of deferred loan costs to interest expense            32,730           32,730         16,365           16,365
        Amortization of prepaid costs                                           -           32,160              -           28,578
        Loss on disposal of investment securities                           2,635                -          2,635                -
        (Increase) decrease in:
           Accounts receivable                                                100         (152,912)           100         (138,646)
           Prepaid expenses                                               (25,889)         (75,220)       (11,555)         (22,599)
           Other assets                                                         -          (10,396)             -          (12,727)
        Increase (decrease) in:
           Accounts payable                                               (33,220)        (137,851)        15,984          (67,943)
           Deferred revenue                                               (45,559)         143,042        (26,833)          44,932
           Accrued liabilities                                             59,466          (79,329)      (196,083)          11,022
                                                                      -----------      -----------    -----------      -----------

Net cash provided (used) by operating activities                         (598,324)         142,766       (522,727)         (26,648)
                                                                      -----------      -----------    -----------      -----------

Investing activities:
    Purchase of property and equipment                                     (1,986)         (38,625)          (556)         (29,409)
    Cash used for deposit on potential acquisition                        (75,000)               -        (75,000)               -
    Cash used for formation of joint venture                             (650,000)               -              -                -
    Issuance of notes receivable                                                -          (40,245)             -          (40,245)
    Proceeds from return on equity in joint venture                        30,000                          30,000
    Proceeds from collection of dividends                                   5,000                -              -                -
    Proceeds from collection of notes receivable and accounts
      receivable other                                                    672,000            6,913         89,058            4,768
                                                                      -----------      -----------    -----------      -----------

Net cash provided (used) by investing activities                          (19,986)         (71,957)        43,502          (64,886)
                                                                      -----------      -----------    -----------      -----------

Financing activities:
    Borrowings on long-term debt                                          300,000          114,183        300,000          114,183
    Proceeds from sale of common stock                                    100,000                -              -                -
    Dividends paid on preferred stock                                      (3,250)          (9,750)        (3,250)          (9,750)
    Payment of loan financing costs                                             -                -              -                -
    Payments on long-term debt                                           (293,363)        (167,091)      (225,349)        (123,590)
                                                                      -----------      -----------    -----------      -----------

Net cash provided (used) by financing activities                          103,387          (62,658)        71,401          (19,157)
                                                                      -----------      -----------    -----------      -----------

Net increase (decrease) in cash and cash equivalents                     (514,923)           8,151       (407,824)        (110,691)

Cash and cash equivalents, beginning of period                            699,234           60,927        592,135          179,769
                                                                      -----------      -----------    -----------      -----------

Cash and cash equivalents, end of period                              $   184,310      $    69,078    $   184,310      $    69,078
                                                                      ===========      ===========    ===========      ===========


The interim financial statements include all adjustments which, in the opinion of management, are necessary in order to make
the financial statements not misleading.                                                                          5

                                        Ultimate Franchise Systems, Inc. and Subsidiaries
                                        Consolidated Statements of Stockholders' Equity
                                       For the Six Months Ended March 31, 2003 (Unaudited)
                                              and the Year Ended September 30, 2002



                                                         Common          Preferred Series C
                                                 ----------------------  ------------------    Accumulated  Subscription    Total
                                                  Shares       Amount     Shares    Amount       Deficit       Notes       Equity
                                                  ------       ------     ------    ------     -----------  ------------   ------
Balance, September 30, 2001                      8,695,864  $30,113,718     120    $120,000   $(26,692,231)  $(687,500)  $2,853,987
Issuance of options for prepaid services                 -       42,979       -           -              -           -       42,979
Issuance of options of majority owned                    -        5,000       -           -              -           -        5,000
subsidiary
Cost in excess of par on retirement of stock
of majority owned  subsidiary                            -      (35,498)      -           -              -           -      (35,498)
Conversion of Series G debenture                 1,600,000      175,000       -           -              -           -      175,000
Issuance of common stock for cash and
    investment                                   1,851,852      500,000       -           -              -           -      500,000
securities
Stock issued for acquisitions                      375,000       75,000       -           -              -           -       75,000
Stock issued for conversion of debt                226,699       34,005       -           -              -           -       34,005
Preferred dividends                                      -      185,948       -           -        (15,600)          -      170,348
Net income                                               -            -       -           -        898,790           -      898,790
                                                ----------  -----------     ---    --------   ------------   ---------   ----------

Balance, September 30, 2002                     12,749,415  $31,096,152     120    $120,000   $(25,809,041)  $(687,500)  $4,719,611
Stock issued for cash                              400,000      100,000       -           -              -           -      100,000
Stock issued as interest on long-term debt         100,000       14,000       -           -              -           -       14,000
Stock returned to treasury of company              (50,005)    (687,500)      -           -              -     687,500            -
Stock issued for services                          350,000       53,000       -           -              -           -       53,000
Preferred dividends                                      -            -       -           -         (7,800)          -       (7,800)
Net income                                               -            -       -           -       (567,034)          -     (567,034)
                                                ----------  -----------     ---    --------   ------------   ---------   ----------
Balance, March 31, 2003                         13,549,410  $30,575,652     120    $120,000   $(26,383,875)  $       -   $4,311,777
                                                ==========  ===========     ===    ========   ============   =========   ==========


The interim financial statements include all adjustments which, in the opinion of management, are necessary in order to make
the financial statements not misleading.                                                                          6

                         Ultimate Franchise Systems, Inc.
                      Notes to Interim Financial Statements
                                  Form 10-QSB
                               March 31, 2003

Note 1.  Basis of Presentation

         The unaudited financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended September 30, 2002. The results of operations for the six and three months ended March 31, 2003 are not necessarily indicative of those to be expected for the entire year.

Note 2.  Reclassifications

         Certain reclassifications have been made to 2002 financial statement amounts to conform to the 2003 presentation.

Note 3.  Formation of Joint Venture

         In October 2002, we formed a joint venture with Concept Acquisitions, LLC., ("COAC") The joint venture has purchased 100% of the assets in a mall based hamburger concept with 55 units throughout the Mid-Atlantic United States. The purchase price will consist of $1,000,000 in cash and a note payable for $1,600,000 which will require principal and interest payments over a three year period with a balloon payment due thereafter. The transaction was funded as follows:

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
                                                                       =========== ============ =============

Note 4.  Conversion of Note Receivable to Equity

         In March 2003, we converted our $300,000 note receivable issued to form the joint venture in note 3 into equity. Under the terms of the agreement, Ultimate Franchise Systems, Inc. will receive the greater of $15,000 per month or 50% of the cash distributions or sales proceeds of COAC II until December 31, 2005. Thereafter, Ultimate Franchise Systems will be entitled to a 25% interest in cash distributions and sales proceeds.

         In addition, and in connection with this transaction we converted our note receivable of $265,000 due from COAC into an equity interest in COAC. This equity interest provides for UFSI to receive 18% of the cash distributions and sales proceeds of COAC commencing after repayment by COAC of all outstanding debt obligations which is expected to occur in April 2007.


Note 5.  Management Agreements

         In December 2002, we entered into a letter agreements with Topper's Brick Oven Pizza, Inc. ("Topper's") and Weight Loss Forever, International Inc. ("Weight Loss Forever") whereby we will offer our expertise in purchasing, marketing, franchise legal services, franchise sales, and general management to each company in exchange for 6,000,000 shares of common stock of each company. The value of these services is $500,000 and will be amortized over a 24 month period beginning in December 2002.

Note 6.  Earnings Per Share

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

Overview

         We are a multi-brand restaurant franchisor and restaurant venture company with significant equity interests in numerous franchise companies.

         In total, we have financial investments in 445 restaurants. Our equity interests include the following:

                                           State of
                                           Ownership                       Predominant Restaurant
Corporation Name                          Incorporation     Percentage            Concept
----------------                          -------------     ----------     ----------------------
Central Park of America, Inc.              Delaware            100%        "Central Park"
Sobik's International Franchising, Inc.    Florida              79%        "Sobik's Subs"
Gator's Dockside Int'l Franchising, LLC    Florida              30%        "Gator's Dockside"
Uptown Restaurant Group                    Colorado             29%        "New York Buritto"
Jreck Subs, Inc.                           New York             20%        "Jreck Subs"
Li'l Dino Corporation                      North Carolina       20%        "Li'l Dino"
Concept Acquisitions, Inc.                 Florida              18%        "Mountain Mike's"
Weight Loss Forever Int'l, Inc.            Colorado             26%        "Weight Loss Forever"
Toppers Brick Oven Pizza, Inc.             Delaware             20%        "Toppers"
Concept Acquisitions II, LLC               California           50%        "Burgers"
Pancake Cabin, Inc.                        Tennessee            50%        "Pancake Cabin"

Six Months Ended March 31, 2003 Compared to Six Months Ended March 31, 2002.

Results of Operations

         The following table sets forth for the periods presented the percentage relationship to franchise operation revenue of certain items included in the consolidated statements of operations for the periods presented:

                                                                    Six Months       Six Months      Three Months     Three Months
                                                                       Ended           Ended            Ended            Ended
                                                                  March 31, 2003   March 31, 2002   March 31, 2003   March 31, 2002
                                                                  --------------   --------------   --------------   --------------
Revenues:
    Franchise operations                                               100.0%           100.0%          100.0%            100.0%
                                                                       -----            -----           -----             -----
                                                                       100.0%           100.0%          100.0%            100.0%


Operating costs and expenses:
    Franchise servicing costs                                           55.4%            39.3%           45.2%             38.4%
    General and administrative                                          83.3%            29.9%           72.8%             31.7%
    Consulting and investor relations                                   18.0%             1.9%           21.6%              3.4%
    Amortization and depreciation                                        0.8%             9.5%            0.8%              9.5%
                                                                       -----            -----           -----             -----

                                                                       157.5%            80.7%          140.4%             83.0%
                                                                       -----            -----           -----             -----

Income (loss) from operations                                          (57.5%)           19.3%          (40.4%)            17.0%

Other income (expense):
    Interest, net                                                      (22.0%)           (7.0%)         (26.3%)            (6.1%)
    Permanent impairment of long-lived assets                            0.0%            (1.5%)           0.0%             (3.0%)
    Minority interest in income of subsidiary                            1.7%             0.3%            0.0%              1.5%
    Other, net                                                           5.1%             6.2%           (4.3%)            (3.2%)
                                                                       -----            -----           -----             -----

                                                                       (15.2%)           (2.0%)         (30.6%)           (10.9%)
                                                                       -----            -----           -----             -----

Income from continuing operations before discontinued
      operations                                                       (72.7%)           17.3%          (71.0%)             6.1%
Discontinued operations:
      Income (loss) from operations of discontinued operations           0.0%            (0.6%)           0.0%             (2.3%)
      Gain from disposal of discontinued operations                      0.0%            12.2%            0.0%             24.0%
                                                                       -----            -----           -----             -----
Preferred stock dividends                                               (1.0%)           (0.4%)          (0.8%)            (0.4%)
                                                                       =====            =====           =====             =====

Net income (loss)                                                      (73.7%)           28.4%          (71.8%)            27.3%

         We had a net loss of $574,834 for the six months ended March 31, 2003 compared to net income of $502,009 for the same period in 2002, a change of $1,076,843 or 214.5%. This significant change resulted from several factors. First, we sold 80% equity interests in our Jreck Subs and Li'L Dino restaurant concepts in August 2002 and September 2002, respectively. During the six months ended March 31, 2002, these divisions had net income of $198,859 and $80,482, respectively. In addition, we sold our bakery operation Pastry Products Producers, LLC in March 2002. The gain on the sale of this discontinued operation was $215,695. In addition, we have experienced a decline in same store sales for our Central Park and Sobik's brands which has resulted in decreased royalty revenue of approximately $139,000 for the six months ended March 31, 2003. Finally, we received approximately $300,000 from major preferred proprietary vendors during the six months ended March 31, 2002 to convert our concepts to new food products.

         Our total revenue decreased $563,084 or 31.9% to $1,203,177 for the six months ended March 31, 2003 from $1,766,261 for the same period in 2002. The decrease in the current year is due to several factors. First, we sold 80% equity interests in our Jreck Subs and Li'L Dino restaurant concepts in August 2002 and September 2002, respectively. During the six months ended March 31, 2002, these divisions had revenue of $368,633 and $217,959, respectively. Secondly, we have experienced a decline in same store sales for our Central Park and Sobik's brands which has resulted in decreased royalty revenue of approximately $139,000 for the six months ended March 31, 2003. We believe that this negative trend will be corrected in the third quarter of 2003. In April we opened two new franchise locations which have performed well since their opening. One of these locations is our traditional double drive-thru style located in Dayton Tennessee; the other is located inside a Golden Gallon convenient store in Chattanooga Tennessee. We recently formed a partnership with the Golden Gallon convenient store chain and expect an additional four units to open by the end of 2003. These stores offer customers the ability place their orders in the traditional drive-thru manner, but also give them the opportunity to dine inside the store itself. Additionally, we received approximately $300,000 from major preferred proprietary vendors during the six months ended March 31, 2002 to convert our concepts to new food products. There were no conversions of proprietary vendors in 2003. Finally, we operated two corporately owned Central Park restaurants during the six months ended March 31, 2003 which generated $426,419 in total retail revenue. There were no corporately owned restaurants during the six months ended March 31, 2002.

         Total operating expenses increased $226,687 or 15.9% to $1,652,256 for the six months ended March 31, 2003 compared to $1,425,569 for the same period in 2002. This increase can be attributed to several factors. First, we incurred expenses of $428,893 during the six months ended March 31, 2003 to operate our two corporately owned Central Park restaurants. There were no corporately owned restaurants in 2002. Secondly, General and Administrative costs increased $118,231 or 22.4% to $647,219 during the six months ended March 31, 2003 compared to $528,988 for the same period in 2002. This increase is the result of additional corporate payroll $78,000 associated with hiring of our Chief Concept Officer in September 2002. Additionally, we issued 450,000 shares of our common stock for services which resulted in $67,000 of expense in 2003. Franchise Servicing costs decreased $263,722 or 38.0% to $430,604 during the six months ended March 31, 2003 compared to $694,326 during 2002. This decrease is the result of the sale of 80% of the Jreck Subs and Li'L Dino franchise concepts. These concepts incurred $143,053 and $126,586 in Franchise Servicing costs during the six months ended March 31, 2002. Amortization and Depreciation decreased $161,881 or 96.4% to $6,048 during 2003 compared to $167,929 in 2002.
This decrease is the result of amortization expense on several non-compete agreements which were fully amortized in July, 2002.

         Other expenses increased $82,125 to $117,955 or 229.2% for the six months ended March 31, 2003. This increase is attributed to the return of 475,000 shares of common stock of our publicly traded subsidiary in 2002. The return of these shares to treasury resulted in $111,556 in other income during the six months ended March 31, 2002.

         Minority interest in the income of our Sobik's International Franchising, Inc. subsidiary was $13,222 for the six months ended March 31, 2003 which represented a 19.71% minority interest.

Liquidity and Capital Resources

         Net cash used by operating activities was $598,324 for the six months ended March 31, 2003 compared to $142,766 provided by operations for the same period in 2002. This was primarily the result of a net operating loss of $567,034 during the six months ended March 31, 2003.

         Net cash used by investing activities was $19,986 for the six months ended March 31, 2003 resulting from $650,000 used to form the COAC II joint venture, $75,000 used to fund a potential subsequent acquisition, and $672,000 collected on notes receivable and other accounts receivable.

         Net cash provided by financing activities was $103,387 for the six months ended March 31, 2003 compared to net cash used of $62,658 for the same period in 2002, an increase of $166,045. During the six months ended March 31, 2003 we received $300,000 from new borrowings of long-term debt, and $100,000 from the sale of 400,000 shares of common stock. Additionally, we paid $293,363 in principal payments on long-term debt and paid $3,250 in preferred stock dividends.

         Working capital deficit at March 31, 2003 was $1,756,458 compared with a deficit of $77,236 at September 30, 2002, an increase in deficit of $1,679,222.

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002.

Results of Operations

         We had a net loss of $377,682 for the three months ended March 31, 2003 compared to net income of $245,986 for the same period in 2002, a change of $623,668 or 253.5% This significant change resulted from several factors. First, we sold 80% equity interests in our Jreck Subs and Li'L Dino restaurant concepts in August 2002 and September 2002, respectively. During the three months ended March 31, 2002, these divisions had net income of $89,031 and $32,758, respectively. In addition, we sold our bakery operation Pastry Products Producers, LLC in March 2002. A gain on the sale of this discontinued operation was $215,695. In addition, we have experienced a decline in same store sales for our Central Park and Sobik's brands which has resulted in decreased in royalty revenue of approximately $75,000 for the three months ended March 31, 2003. Finally, we received approximately $125,000 from major preferred proprietary vendors during the three months ended March 31, 2002 to convert our concepts to new food products.

         Our total revenue decreased $189,410 or 21.1% to $710,092 for the three months ended March 31, 2003 from $899,502 for the same period in 2002. The decrease in the current year is primarily due to the sale of 80% of our Jreck Subs and Li'L Dino restaurant concepts in August 2002 and September 2002, resepectivly. During the three months ended March 31, 2002, these divisions had revenue of $171,922 and $109,265, respectively. Secondly, we have experienced a decline in same store sales for our Central Park and Sobik's brands which has resulted in decreased royalty revenue of approximately $75,000 for the three months ended March 31, 2003. We believe that this negative trend will be corrected in the third quarter of 2003. In April we opened two new franchise locations which have performed well since their opening. One of these locations is our traditional double drive-thru style located in Dayton Tennessee; the other is located inside a Golden Gallon convenient store in Chattanooga Tennessee. We recently formed a partnership with the Golden Gallon convenient store chain and expect an additional four units to open by the end of 2003. These stores offer customers the ability place their orders in the traditional drive-thru manner, but also give them the opportunity to dine inside the store itself. Additionally, we received approximately $125,000 from major preferred proprietary vendors during the three months ended March 31, 2002 to convert our concepts to new food products. There were no conversions of proprietary vendors in 2003. Finally, we operated two corporately owned Central Park restaurants during the three months ended March 31, 2003 which generated $230,691 in total retail revenue. There were no corporately owned restaurants during the six months ended March 31, 2002.

         Total operating expenses increased $190,790 or 25.6% to $937,172 for the three months ended March 31, 2003 compared to $746,382 for the same period in 2002. This increase can be attributed to several factors. First, we incurred expenses of $264,257 during the three months ended March 31, 2003 to operate our two corporately owned Central Park restaurants. There were no corporately owned restaurants in 2002. Secondly, General and Administrative costs increased $64,100 or 22.5% to $348,854 during the three months ended March 31, 2003 compared to $284,754 for the same period in 2002. This increase is the result of additional corporate payroll $18,000 associated with hiring of our Chief Concept Officer in September 2002. Franchise Servicing costs decreased $128,804 or 37.3% to $216,900 during the three months ended March 31, 2003 compared to $345,704 during 2002. This decrease is the result of the sale of 80% of the Jreck Subs and Li'L Dino franchise concepts. These concepts incurred $60,952 and $73,020 in Franchise Servicing costs during the three months ended March 31, 2002. Amortization and Depreciation decreased $81,348 or 95.5% to $3,832 during 2003 compared to $85,180 in 2002. This decrease is the result of amortization expense on several non-compete agreements which were fully amortized in July, 2002.

         Other expenses increased $48,806 to $146,702 for the three months ended March 31, 2003.

         Minority interest in the income of our Sobik's International Franchising, Inc. subsidiary was $13,222 for the three months ended March 31, 2003 which represented a 19.71% minority interest.

Liquidity and Capital Resources

         Net cash used by operating activities was $522,728 for the three months ended March 31, 2003 compared to $26,648 for the same period in 2002. This was primarily the result of a net operating loss of $227,080 during the three months ended March 31, 2003.

         Net cash provided by investing activities was $43,502 for the three months ended March 31, 2003 resulting from $89,058 received on the collection of notes receivable and $30,000 received from equity distributions of our COAC II joint venture. In addition, we used $75,000 to fund a potential subsequent acquisition.

         Net cash provided by financing activities was $71,401 for the three months ended March 31, 2003 compared to net cash used of $19,157 for the same period in 2002, an increase of $90,558. During the three months ended March 31, 2003 we received $300,000 on from a new borrowing of long-term debt. $225,349 was used to make principal payments on long-term debt, and $3,250 was paid on preferred stock dividends.

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

Item 2.  Changes in Securities and Use of Proceeds.

         The following table sets forth information with respect to the sale or issuance of unregistered securities by the Company between January 1, 2003 to March 31, 2003:

                                                                                       Exempt From
                                                                                       1933 Act
  Shares   Type of   Value of                                             Business     Registration In
  Issued   Security  Consideration   Date Issued    To Whom Issued        Purpose      Reliance of:
  ------  --------  -------------   ------------  ------------------    -----------   ------------
   100,000  Common     $   17,000     Jan 24, 2003    4 individuals       Services     Section 4(2)
    50,000  Common     $    8,000     Feb 12, 2003    Gary Pereira        Services     Section 4(2)
   100,000  Common     $   14,000     Mar 24, 2003    JAS Investments     Services     Section 4(2)
   200,000  Common     $   28,000     Mar 31, 2003    Wall Street Inc.    Services     Section 4(2)

Item 3.  Defaults Upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         None

Item 5.  Other Information.

         In March 2003, we signed a letter of intent to purchase a double drive-thru gourmet coffee company with 25 units located in northern California. At this time the terms of this purchase agreement have not been finalized. We expect the negotiations to move quickly and expect to consummate the purchase within 60 days. A non-refundable deposit of $75,000 was made in March 2003.


Item 6.  Exhibits and Reports on Form 8-K.

         None

                                   SIGNATURES

In accordance with all the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Ultimate Franchise Systems, Inc.
 --------------------------------
     (Registrant)

                                  President & Duly
05/15/03  Christopher M. Swartz   Authorized Officer   /s/ Christopher M. Swartz
--------  ---------------------   ------------------   -------------------------
 Date           Print Name             Title                  Signature

                                  Chief Financial
                                  Officer & Chief
05/15/03  Michael E. Cronin       Operating Officer   /s/ Michael E. Cronin
--------  ---------------------   -------------------  -------------------------
 Date        Print Name                Title                  Signature