Form 10QSB/A
period 2003-03-31
ULTIMATE FRANCHISE SYSTEMS INC
filed 2003-06-05
CIK 1018725

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


Item 3 - Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

         Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with participation of our management, including the Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting members of the management to material information relating to the Company required to be included in our periodic SEC filings.

(b) Changes in internal controls.

         No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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


Item 6.  Exhibits and Reports on Form 8-K.


         (a) Exhibits. The following exhibits are included as part of this report at the location indicated:

              SEC
 Exhibit   Reference
  Number     Number        Title of Document                        Location
---------- --------- ----------------------------------------   ----------------

 Item 99                 Certifications
---------- --------- ----------------------------------------   ----------------
  99.1         99    Certification Pursuant to 18 U.S.C.           This filing
                     Section 1350, as  Adopted Pursuant to
                     Section 906 of the Sarbanes-Oxley Act
                     of 2002 (Chief Executive Officer)
  99.2         99    Certification Pursuant to 18 U.S.C.           This filing
                     Section 1350, as Adopted Pursuant to
                     Section 906 of the Sarbanes-Oxley Act
                     of 2002 (Chief Financial Officer)

         (b) Reports on Form 8-K. During the quarter ended March 31, 2003, Ultimate Franchise Systems, Inc. did not file any reports on Form 8-K.

                                   SIGNATURES

In accordance with all the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Ultimate Franchise Systems, Inc.
 --------------------------------
     (Registrant)


                                  President & Duly
06/5/03   Christopher M. Swartz   Authorized Officer   /s/ Christopher M. Swartz
--------  ---------------------   ------------------   -------------------------
 Date           Print Name             Title                  Signature


                                  Chief Financial
                                  Officer & Chief
06/5/03   Michael E. Cronin       Operating Officer   /s/ Michael E. Cronin
--------  ---------------------   -------------------  -------------------------
 Date        Print Name                Title                  Signature

                                  CERTIFICATION

         I, Christopher M. Swartz, Chief Executive Officer of Ultimate Franchise Systems, Inc.. certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Ultimate Franchise Systems, Inc.

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 5, 2003

/s/ Christopher M. Swartz
-----------------------------
Christopher M. Swartz
Chief Executive Officer

                                  CERTIFICATION

         I, Michael F. Cronin, Chief Financial Officer of Ultimate Franchise Systems, Inc. certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Ultimate Franchise Systems, Inc.

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

         c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: June 5, 2003


/s/ Michael F. Cronin
--------------------------
Michael F. Cronin
Chief Financial Officer