Form 10QSB
period 2003-06-30
ULTIMATE FRANCHISE SYSTEMS INC
filed 2003-08-14
CIK 1018725

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

            [As last amended in Release No. 34-38850, July 18, 1997,
                  effective September 2, 1997, 62 F.R. 39755]


         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

         [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
                  ACT

                                     0-23545
                                     -------
                             Commission File Number

        Ultimate Franchise Systems, Inc. (formerly Jreck Subs Group, Inc.)
       -------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Nevada                                   84-1317674
--------------------------------         ------------------------------------
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

                                 Yes [X] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the most recent practicable date: July 24, 2003 - 13,649,350 Shares

          Transitional Small Business Disclosure Format: Yes [ ] No [X]

                          PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

                Ultimate Franchise Systems, Inc. and Subsidiaries
                          Consolidated Balance Sheets
             as of June 30, 2003 (Unaudited) and September 30, 2002


                                                                                June 30,             September 30,
                                                                                  2003                    2002
                                                                              -------------           ------------
Assets

Current assets:
    Cash                                                                      $      26,419           $    699,234
    Accounts receivable - trade                                                      56,059                 56,160
    Accounts receivable - other                                                           -                581,800
    Prepaid expenses                                                                 16,012                 24,388
    Current portion of notes receivable                                             302,796                 64,716
                                                                              -------------           ------------

        Total current assets                                                        401,286              1,426,298
                                                                              -------------           ------------

Property and equipment, net                                                          63,633                 68,090
                                                                              -------------           ------------

Other assets:
    Goodwill                                                                      3,752,761              3,752,761
    Deferred loan costs, net                                                        130,928                180,023
    Notes receivable, net of current portion                                      2,519,401              3,291,653
    Investment securities                                                           535,389                 95,024
    Other                                                                           980,760                186,787
                                                                              -------------           ------------

        Total other assets                                                        7,919,239              7,506,248
                                                                              -------------           ------------

Total assets                                                                  $   8,384,158           $  9,000,636
                                                                              =============           ============


The interim financial statements include all adjustments which, in the opinion of management, are necessary in order to make
the financial statements not misleading.                                                                         2

                                Ultimate Franchise Systems, Inc. and Subsidiaries
                                          Consolidated Balance Sheets
                        As of June 30, 2003 (Unaudited) and September 30, 2002, Continued


                                                                                June 30,             September 30,
                                                                                  2003                    2002
                                                                              -------------           ------------
Liabilities and Stockholders' Equity

Current liabilities:
    Current portion of long-term debt                                         $     964,319           $    888,493
    Accounts payable                                                                225,646                160,413
     Deferred revenue                                                               354,168                  2,013
     Accrued expenses                                                               463,731                408,973
    Accrued preferred stock dividends                                                52,092                 43,642
                                                                              -------------           ------------

Total current liabilities                                                         2,059,956              1,503,534
                                                                              -------------           ------------
Long-term debt, less current portion                                              2,017,426              2,241,580
                                                                              -------------           ------------

Total liabilities                                                                 4,077,382              3,745,114
                                                                              -------------           ------------

Minority interest                                                                   202,902                242,911
                                                                              -------------           ------------
Redeemable common stock                                                             293,000                293,000
                                                                              -------------           ------------

Stockholders' equity:
    Series C convertible preferred stock, no par value, 120 shares
        authorized, issued and outstanding                                          120,000                120,000
    Common stock, no par value, 100,000,000 shares authorized,
        13,649,350, and 8,695,864 shares issued and outstanding,
        respectively                                                             30,599,215             31,096,152
    Accumulated deficit                                                         (26,908,341)           (25,809,041)
    Less:  Stock subscriptions receivable                                                 -               (687,500)
                                                                              -------------           ------------

Total stockholders' equity                                                        3,810,874              4,719,611
                                                                              -------------           ------------

Total liabilities and stockholders' equity                                    $   8,384,158           $  9,000,636
                                                                              =============           ============


The interim financial statements include all adjustments which, in the opinion of management, are necessary in order to make
the financial statements not misleading.                                                                         3

                                        Ultimate Franchise Systems, Inc. and Subsidiaries
                                              Consolidated Statements of Operations
                             For the Nine and Three Months Ended June 30, 2003 and 2002 (Unaudited)


                                                                  Nine Months     Nine Months      Three Months     Three Months
                                                                     Ended           Ended            Ended            Ended
                                                                 June 30, 2003   June 30, 2002     June 30, 2003   June 30, 2002
--------------------------------------------------------------- ---------------- --------------- ----------------- ---------------
Revenues:
    Franchise operations                                          $   1,259,283    $   2,482,823      $  482,525        $  716,562
    Retail sales - company-owned stores                                 614,469          122,831         188,050           122,831
                                                                  -------------    -------------      ----------        ----------
                                                                      1,873,752        2,605,654         670,575           839,393

Operating costs and expenses:
    Franchise servicing costs                                           594,125        1,024,902         163,521           330,576
    Cost of retail sales and operating costs - stores                   671,505          122,236         242,612           122,236
    General and administrative                                          987,783          789,041         340,564           260,053
    Consulting and investor relations                                   172,825           67,541          33,333            33,215
    Amortization and depreciation                                        13,108          252,501           7,060            84,572
                                                                  -------------    -------------      ----------        ----------
                                                                      2,439,346        2,256,221         787,090           830,652
                                                                  -------------    -------------      ----------        ----------

Income (loss) from operations                                          (565,594)         349,433        (116,515)            8,741

Other income (expense):
    Interest, net                                                      (277,014)        (232,069)       (105,837)         (108,151)
    Impairment of notes receivable and other assets                    (325,000)         (27,051)       (325,000)                -
    Minority interest in income of subsidiary                            40,008            7,741          26,786             2,322
    Other, net                                                           40,000          109,248               -              (472)
                                                                  -------------    -------------      ----------        ----------
                                                                       (522,006)        (142,131)       (404,051)         (106,301)
                                                                  -------------    -------------      ----------        ----------

Income (loss) from continuing operations before discontinued
      operations                                                     (1,087,600)         207,302        (520,566)          (97,560)
Discontinued operations:
      Income (loss) from operations of discontinued operations                -          (10,748)              -                 -
      Gain from disposal of discontinued operations                           -          215,695               -                 -
                                                                  -------------    -------------      ----------        ----------
Net income (loss)                                                    (1,087,600)         412,249        (520,566)          (97,560)
                                                                  -------------    -------------      ----------        ----------
Preferred stock dividends                                               (11,700)         (11,700)         (3,900)           (3,900)
                                                                  -------------    -------------      ----------        ----------

Net income (loss) applicable to common stock                    $    (1,099,300)   $     400,549    $   (524,466)     $   (101,460)
                                                                ===============    =============    ============      ============

Weighted average number of common shares outstanding                 13,228,338        8,819,050      13,630,689         9,022,563

Earnings (loss) per basic and diluted common share:
    Income (loss) from continuing operations - basic            $         (.08)    $         .02    $       (.04)     $       (.01)
    Income (loss) from continuing operations - diluted                     N/A               .01             N/A              (.01)
    Income (loss) from discontinued operations - basic                    (.08)              .02            (.04)              .00
    Income (loss) from discontinued operations - diluted                   N/A               .01             N/A               .00
    Net income (loss) per common share - basic                            (.08)              .05            (.04)             (.01)
    Net income (loss) per common share - diluted                           N/A               .03             N/A              (.01)
                                                                ===============    =============    ============      ============

The interim financial statements include all adjustments which, in the opinion of management, are necessary in order to make
the financial statements not misleading.                                                                                         4

                                        Ultimate Franchise Systems, Inc. and Subsidiaries
                                              Consolidated Statements of Cash Flows
                             For the Nine and Three Months Ended June 30, 2003 and 2002 (Unaudited)


                                                                    Nine Months     Nine Months    Three Months     Three Months
                                                                       Ended           Ended           Ended           Ended
                                                                   June 30, 2003   June 30, 2002   June 30, 2003   June 30, 2002
                                                                  ---------------- -------------- ---------------- ---------------
Operating activities:
    Net income (loss)                                              $   (1,087,600)     $   412,249    $  (520,566)      $  (97,560)
    Adjustments to reconcile net loss to net cash used by
        operating activities:
        Amortization and depreciation                                      13,108          266,726          7,061           84,572
        Write down of note receivable                                     250,000                -        250,000           12,000
        Permanent impairment of long-lived assets                               -           27,051              -                -
        Gain on settlement of long-term debt                              (40,000)               -              -                -
        Costs associated with sale of note receivable                      25,000                -         25,000                -
        Write down of non-refundable deposit                                    -                -         75,000                -
        Gain on sale of discontinued operations                                 -         (215,695)             -                -
        Stock and stock options issued for services                        53,000         (112,409)             -                -
        Capitalized interest on notes receivable                          (54,000)               -        (18,000)               -
        Excess of par value of stock issued in majority
          owned subsidiary                                                  8,563                -          8,563                -
        Minority interest in income (loss) of subsidiary                  (40,008)          (7,740)       (27,414)          (2,322)
        Amortized discounts on financial instruments                       (2,058)           7,575          3,321            2,525
        Amortization of deferred loan costs                                49,095           49,095         16,365           16,365
        Loss on disposal of investment securities                           2,635                -              -                -
        Amortization of prepaid costs                                           -           68,231              -           36,071
        Stock issued for interest due on long-term debt                    29,000                -         15,000                -
        (Increase) decrease in:
           Accounts receivable                                                101          (20,015)             -          132,897
           Prepaid expenses                                                11,333          (85,607)        37,222          (10,387)
           Inventory                                                            -                -              -                -
           Other assets                                                         -          (20,331)             -           (9,935)
        Increase (decrease) in:
           Accounts payable                                                65,233         (155,660)        98,453          (17,809)
           Deferred revenue                                              (147,845)          37,196       (102,286)        (105,846)
           Accrued liabilities                                             54,757         (114,230)        (4,081)         (34,458)
                                                                   --------------      -----------    -----------       ----------

Net cash provided (used) by operating activities                         (809,686)         136,436       (136,362)           6,113
                                                                   --------------      -----------    -----------       ----------

Investing activities:
    Purchase of property and equipment                                     (2,550)         (28,495)          (564)             (10)
    Proceeds from sale of marketable securities                            57,000            4,600         57,000            4,600
    Cash used for formation of joint venture                             (650,000)               -              -                -
    Proceeds from return on equity in joint venture                        75,000                -         45,000                -
    Issuance of notes receivable                                                -           (9,452)             -             (250)
    Proceeds from collection of dividends                                  15,000                -         10,000                -
    Proceeds from collection of notes receivable and accounts
      receivable other                                                    672,000          207,449              -          200,093
                                                                   --------------      -----------    -----------       ----------

Net cash provided (used) by investing activities                          166,450          174,102        111,436          204,433
                                                                   --------------      -----------    -----------       ----------

Financing activities:
    Borrowings on long-term debt                                          300,000           85,000              -                -
    Proceeds on sale of stock and stock options                           100,000            5,000              -            5,000
    Dividends paid on preferred stock                                      (3,250)         (21,125)             -          (11,375)
    Payments on long-term debt                                           (426,329)        (371,649)      (132,966)        (204,558)
                                                                   --------------      -----------    -----------       ----------

Net cash provided (used) by financing activities                          (29,579)        (302,774)      (132,966)        (210,933)
                                                                   --------------      -----------    -----------       ----------

Net increase in cash and cash equivalents                                (672,815)           7,764       (157,892)            (387)

Cash and cash equivalents, beginning of period                            699,234           60,927        184,311           69,078
                                                                   --------------      -----------    -----------       ----------

Cash and cash equivalents, end of period                           $       26,419      $    68,691    $    26,419       $   68,691
                                                                   ==============      ===========    ===========       ==========

The interim financial statements include all adjustments which, in the opinion of management, are necessary in order to make
the financial statements not misleading.                                                                                         5

                                        Ultimate Franchise Systems, Inc. and Subsidiaries
                                        Consolidated Statements of Stockholders' Equity
                                       For the Nine Months Ended June 30, 2003 (Unaudited)
                                              and the Year Ended September 30, 2002



                                                   Common               Preferred Series C
                                           -----------------------     --------------------  Accumulated   Subscription    Total
                                            Shares        Amount        Shares      Amount     Deficit        Notes        Equity
                                            ------        ------        ------      ------   -----------   ------------ -----------
Balance, September 30, 2001                8,695,864   $30,113,718       120      $120,000  $(26,692,231)   $(687,500)  $ 2,853,987
Issuance of options for prepaid
  services                                         -        42,979         -             -             -            -        42,979
Issuance of options of majority
  owned subsidiary                                 -         5,000         -             -             -            -         5,000
Cost in excess of par on retirement
  of stock of majority owned subsidiary            -       (35,498)        -             -             -            -       (35,498)
Conversion of Series G debenture           1,600,000       175,000         -             -             -            -       175,000
Issuance of common stock for cash
  and investment securities                1,851,852       500,000         -             -             -            -       500,000
Stock issued for acquisitions                375,000        75,000         -             -             -            -        75,000
Stock issued for conversion of debt          226,699        34,005         -             -             -            -        34,005
Preferred dividends                                -       185,948         -             -       (15,600)           -       170,348
Net income                                         -             -         -             -       898,790            -       898,790
                                          ----------   -----------       ---      --------  ------------    ---------   -----------
Balance, September 30, 2002               12,749,415   $31,096,152       120      $120,000  $(25,809,041)   $(687,500)  $ 4,719,611
                                          ----------   -----------       ---      --------  ------------    ---------   -----------
Stock issued for cash                        400,000       100,000         -             -             -            -       100,000
Stock issued as interest on
  long-term debt                             200,000        29,000         -             -             -            -        29,000
Stock returned to the treasury
  of the company                             (50,065)     (687,500)        -             -             -      687,500             -
Excess of par value of subsidiary
  common stock issued for services                 -         8,563         -             -             -            -         8,563
Stock issued for services                    350,000        53,000         -             -             -            -        53,000
Preferred dividends                                -             -         -             -       (11,700)           -       (11,700)
Net income                                         -             -         -             -    (1,087,600)           -    (1,087,600)
                                          ----------   -----------       ---      --------  ------------    ---------   -----------
Balance, June 30, 2003                    13,649,350   $30,599,215       120      $120,000  $(26,908,341)   $       -   $ 3,810,874
                                          ==========   ===========       ===      ========  ============    =========   ===========


The interim financial statements include all adjustments which, in the opinion of management, are necessary in order to make
the financial statements not misleading.                                                                                          6

                        Ultimate Franchise Systems, Inc.
                      Notes to Interim Financial Statements
                                   Form 10-QSB
                                  June 30, 2003

Note 1.  Basis of Presentation

         The unaudited financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended September 30, 2002. The results of operations for the nine and three months ended June 30, 2003 are not necessarily indicative of those to be expected for the entire year.

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

Note 5.  Management Agreements

         In December 2002, we entered into letter agreements with Topper's
         Brick Oven Pizza, Inc. ("Topper's") and Weight Loss Forever, International Inc. ("Weight Loss Forever") whereby we will offer our expertise in purchasing, marketing, franchise legal services, franchise sales, and general management to each company in exchange for 6,000,000 shares of common stock of each company. The value of these services is $500,000 and will be amortized over a 24 month period beginning in December 2002.

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

         We have begun our transition from a restaurant franchising company with exclusive ownership of five restaurant concepts into a franchise management and venture company with minority interests in numerous franchised brands. As part of the strategy we have continued to sell portions of our equity interests in some of our brands in order to redeploy our assets into additional concepts. We feel these assets may be positioned in more exciting categories or companies that have a greater chance of exponential growth. Our new partners in these ventures are strong entrepreneurs who we believe will grow these brands and therefore. increase the value of our now smaller ownership. Management hopes by increasing our portfolio of brands and the strength of our joint venture partners that we will be able to increase shareholder value. In line with this transition, during the year ended September 30, 2002 we sold 80% interests in our Li'L Dino and Jreck Subs restaurant concepts for $3,100,000. We received $1,278,005 in cash and notes receivable aggregating $1,800,000. We used this capital to acquire minority interests in other franchise concepts. $650,000 was used to acquire a 50% interest in a mall based hamburger concept with 55 units located in eight states on the east coast. Additionally, we have entered into management agreements with Weight Loss Forever, Inc. and Topper's Brick Oven Pizza, Inc. These agreements required us to provide franchising services in exchange for 20% equity ownership interests in these publicly traded companies. The company received six million shares of common stock in each company.

         As a result of this significant change in our business model, our company has sustained considerable operating losses during the nine months ended June 30, 2003. During this period we have made substantial changes to our corporate overhead structure which will reduce our overhead costs by $450,000 annually. Additionally, we have several possible acquisitions or management agreements that would provide the company with significant recurring revenue streams. First, we have the potential to consummate a management agreement with a quick casual restaurant concept. This management agreement would pay the company a significant management fee in return for services we would provide to assist in franchise development and general franchise management. Secondly, we have an opportunity to acquire a minority interest in a 70 unit deli concept operating in the Mid-Atlantic states. The terms of this transaction are currently being negotiated, but will likely consist of an exchange of common stock in each company. In addition, we would also enter into a management agreement which would pay the company a substantial fee in exchange for services. Finally, we have an opportunity to acquire a significant ownership interest in a management company with over 350 units under several trade names. This acquisition would be similar to the others mentioned above to include some exchange of stock and cash for services.

         As we complete these restructuring efforts we feel confident that the financial condition of the company will improve significantly. We believe that these restructuring efforts will be completed by the 2nd quarter of fiscal year 2004 and expect to see substantial signs of growth and financial improvement at that time.

Nine Months Ended June 30, 2003 Compared to Nine Months Ended June 30, 2002.

Results of Operations

         The following table sets forth for the periods presented the percentage relationship to franchise operation revenue of certain items included in the consolidated statements of operations for the periods presented:

                                                                    Nine Months     Nine Months      Three Months     Three Months
                                                                       Ended           Ended            Ended            Ended
                                                                   June 30, 2003   June 30, 2002     June 30, 2003   June 30, 2002
                                                                   -------------   -------------     -------------   -------------
Revenues:
    Franchise operations                                               100.00%          100.00%         100.00%           100.00%
                                                                       ------           ------          ------            ------
                                                                       100.00%          100.00%         100.00%           100.00%

Operating costs and expenses:
    Franchise servicing costs                                           47.20%           41.30%          33.90%            46.10%
    General and administrative                                          78.40%           31.80%          70.60%            36.30%
    Consulting and investor relations                                   13.70%            2.70%           6.90%             4.60%
    Amortization and depreciation                                        1.00%           10.20%           1.50%            11.80%
                                                                       ------           ------          ------            ------

                                                                       140.30%           86.00%         112.90%            98.80%
                                                                       ------           ------          ------            ------

Income (loss) from operations                                          (40.30%)          14.00%         (12.90%)            1.20%

Other income (expense):
    Interest, net                                                      (22.00%)          (9.30%)        (21.90%)          (15.10%)
    Debt discount from the beneficial conversion feature of
        convertible debentures                                           0.00%            0.00%           0.00%             0.00%
    Permanent impairment of long-lived assets                          (25.80%)          (1.10%)        (67.40%)            0.00%
    Gain (loss) on disposal of property and equipment                    0.00%            0.00%           0.00%             0.00%
    Minority interest in income of subsidiary                            3.20%            0.30%           5.60%             0.30%
    Other, net                                                           3.20%            4.40%           0.00%            (0.10%)
                                                                       ------           ------          ------            ------
                                                                       (41.40%)          (5.70%)        (83.7%)           (14.90%)
                                                                       ------           ------          ------            ------
Income from continuing operations before discontinued
      operations                                                       (81.70%)           8.30%         (96.60%)          (13.70%)
Discontinued operations:
      Income (loss) from operations of discontinued operations           0.00%           (0.40%)          0.00%             0.00%
      Gain from disposal of discontinued operations                      0.00%            8.70%           0.00%             0.00%
                                                                       ------           ------          ------            ------
Preferred stock dividends                                               (0.90%)          (0.50%)         (0.80%)           (0.50%)
                                                                       ------           ------          ------            ------

Net income (loss)                                                      (82.60%)          16.10%         (97.40%)          (14.20%)

         We had a net loss of $1,099,300 for the nine months ended June 30, 2003 compared to net income of $400,549 for the same period in 2002, a change of $1,499,849 or 374.4%. This significant change resulted from several factors. First, we sold 80% equity interests in our Jreck Subs and Li'L Dino restaurant concepts in August 2002, and September 2002, respectively. During the nine months ended June 30, 2002, these concepts had net income of $305,991 and $123,139, respectively. In addition, we sold our bakery operation Pastry Products Producers, LLC in March 2002 and recorded a gain of $215,695. We also received approximately $300,000 from major preferred proprietary vendors in 2002 to convert our concepts to new food products. We have also experienced a $152,574 decline in royalty revenue from our Central Park concept which is the result of two factors. First, we implemented a redesign program that reduces royalties for up to one year for franchisee's that participate in one of three approved remodel plans for their franchised location. Also, we have experienced an 8% decline in same store sales compared to 2002.

         Our total revenue decreased $ 731,902 or 28.1% to $1,873,752 for the nine months ended June 30, 2003 from $2,605,654 for the same period in 2002. The decrease in the current year is due to several factors. First, we sold 80% equity interests in our Jreck Subs and Li'L Dino restaurant concepts in August 2002 and September 2002, respectively. During the nine months ended June 30, 2002 these divisions had revenue of $305,991 and $123,139, respectively. We have also experienced a decline in royalty revenue of $152,574 in our Central Park concept which is the result of two factors. First, we implemented a redesign program that reduces royalties for up to one year for franchisee's that participate in one of three approved remodel plans for their franchised location. Also, we have experienced a decline in same store sales of 8% from 2002. We believe that this negative trend will be corrected in the forth quarter of 2003. In April we opened two new franchise locations which have performed well since their opening. One of these locations is our traditional double drive-thru style located in Dayton Tennessee; the other is located inside a Golden Gallon convenient store in Chattanooga Tennessee. We are currently working with the Golden Gallon convenient store chain and expect an additional four units to open by the end of 2003. These stores offer customers the ability place their orders in the traditional drive-thru manner, but also give them the opportunity to dine inside the store itself. We also received $300,000 from major preferred proprietary vendors in 2002 to convert our concepts to new food products. Finally, we operated two corporately owned restaurants during the nine months ended June 30, 2003 which generated $578,516 in total retail revenue. During the same period in 2002 we operated one corporately owned location which generated $122,831 in revenue.

         Total operating expenses increased $183,125 or 8.1% to $2,439,346 for the nine months ended June 30, 2003 compared to $2,256,221 for the same period in 2002. This increase can be attributed to several factors. First, we incurred expenses of $671,505 during the nine months ended June 30, 2003 to operate our two corporately owned Central Park restaurants. During the same period in 2002 we operated only one location which incurred expenses of $122,236. The result is an increase in expense of $549,269 or 449.4%. Secondly, General and Administrative costs increased $198,742 or 25.2% to $987,783 for the nine months ended June 30, 2003 compared to $789,041 for the same period in 2002. This increase is primarily the result of additional corporate payroll and related expenses associate with the addition of our Chief Concept Officer in September 2002. Franchise servicing costs decreased $430,777 or 42% to $594,125 during the nine months ended June 30, 2003 compared to $430,777 during 2002. This decrease is the result of the sale of 80% of the Jreck Subs and Li'L Dino franchise concepts. These concepts incurred $260,558 and $190,931 in Franchise Servicing costs during the nine months ended June 30, 2002. Amortization and Depreciation decreased $239,393 or 94.8% to $13,108 during the nine months ended June 30, 2003 compared to $252,501 in 2002. This decrease is the result of amortization expense on three non-compete agreements which were fully amortized in July, 2002.

         Other expenses increased $379,875 to $522,006 or 267.3% for the nine months ended June 30, 2003. This was primarily due to two factors. First, we expensed a $75,000 non-refundable deposit which was being held for a potential acquisition of a gourmet coffee concept located in Northern California. In July 2003 we were unable to agree upon acceptable financing terms in our efforts to acquire this concept and the $75,000 deposit was expensed. In addition, in June 2003 we agreed to sell a note receivable with a carrying value of $500,000 for $250,000 in cash and in turn incurred $25,000 in other costs related to this transaction. The cash will be received in July 2003 and the book value of this note was reduced to $225,000. This resulted in a one-time impairment expense of $250,000 which was recorded during the period ended June 30, 2003.

         Minority interest in the income of our Sobik's International Franchising, Inc. subsidiary was $40,008 for the nine months ended June 30, 2002 which represented a 17.37% minority interest.

Liquidity and Capital Resources

         Net cash used by operating activities was $809,686 for the nine months ended June 30, 2003 compared to $136,436 provided by operations for the same period in 2002. The change of $946,122 is primarily the result of the $250,000 impairment on the sale of a $500,000 note receivable that was sold for $250,000 in cash. Additionally, we experienced an operating loss of $1,087,600 during the nine months ended June 30, 2003 which resulted in the use of cash reserves to subsidize the operations of the company.

         Net cash provided by investing activities was $166,450 for the nine months ended June 30, 2003 resulting from the collection of $672,000 on notes receivable and accounts receivable other, $75,000 received on equity payments received from the COAC II joint venture, $57,000 from the sale of one of our marketable securities, and $15,000 received in dividends from a minority owned subsidiary. In addition, we used $650,000 to form the COAC II joint venture in October 2002.

         Net cash used by financing activities was $29,579 for the nine months ended June 30, 2003 compared to net cash used of $302,774 for the same period in 2002, a decrease of $273,195. During the nine months ended June 30, 2003 we received $300,000 from additional borrowings of long-term debt compared to $85,000 for the same period in 2002. We also, received $100,000 during 2003 on the sale of our common stock compared to $5,000 during 2002. During the nine months ended June 30, 2003 we made principal payments of $426,329 on long-term debt compared to $371,649 paid in 2002. Additionally, dividends of $3,250 were paid to the holders of our Series C preferred class of stock during the nine months ended June 30, 2003 compared to $21,125 paid in 2002.

         Working capital deficit at June 30, 2003 was $1,658,670 compared with a deficit of $74,236 at September 30, 2002, an increase in deficit of $1,584,434. Three significant items contributed to the increase in our working capital deficit. The first was the use of $650,000 in cash that was invested in the acquisition of a 50% joint venture interest in COAC II. The second was an increase in non-cash deferred revenue of $354,168 which relates to the unamortized balance of services required to be provided to Weight Loss Forever, Inc. and Topper's Brick Oven Pizza, Inc. In December, 2002 we received 6 million shares of common stock in each company in exchange for services to be provided through November 2004. A third factor was the collection of $581,800 in receivables that helped fund our operations.

         The current working capital deficit of $1,658,570 includes several items that will not require any cash within the next 12 months. Our deferred revenue of $354,168 will be earned by providing management services for two unconsolidated affiliates. The cost of this support is already in place and will require no marginal incremental costs. Our accrued expenses of $463,731 includes other deferred revenue items of $260,416 requiring no cash outlay and accrued interest of $151,200 on which payments are not scheduled to begin until August 2005. We are also negotiating modified terms on $540,000 of our current debt. In the aggregate, these three items as adjusted results in an actual cash working capital deficit of $300,671.

         As of the date of this report we have generated $250,000 through the collection of a non-current note receivable to apply toward the cash required deficit of $300,761. Our accounts payable increased by $65,233 of which $20,485 was a result of pre-opening and operating costs incurred in our second company owned Central Park store.

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002.

Results of Operations

         We had a net loss of $524,466 for the three months ended June 30, 2003 compared to a net loss of $101,460 for the same period in 2002, a change of $423,006 or 416.9%. This significant change resulted from several factors. First, we sold 80% equity interests in our Jreck Subs and Li'L Dino restaurant concepts in August and September 2002, respectively. During the three months ended June 30, 2002, these concepts had net income of $107,132 and $42,657, respectively. In addition, we incurred one-time charges of $350,000 relating the write down of notes receivable of $275,000 and the write down of a non-refundable deposit of $75,000.

         Total revenue decreased $168,818 or 20.1% to $670,575 for the three months ended June 30, 2003 from $839,393 for the same period in 2002. The decrease in the current year is primarily due to the sale of 80% of our Jreck Subs and Li'L Dino restaurant concepts in August and September 2002, respectively. During the three months ended June 30, 2002, these concepts had revenue of $210,790 and $109,965, respectively. We have also experienced a decline in royalty revenue of $23,199 in our Central Park concept which is the result of two factors. First, we implemented a redesign program that reduces royalties for up to one year for franchisee's that participate in one of three approved remodel plans for their franchised location. Also, we have experienced a decline in same store sales of 8% from 2002.

         Total operating expenses decreased $43,562 or 5.2% to $787,090 for the three months ended June 30, 2003 compared to $830,652 for the same period in 2002. The decrease is due to several factors. First, we incurred expenses of $242,612 during the three months ended June 30, 2003 to operate our two corporately owned Central Park restaurants, compared to $122,236 during the same period in 2002. Secondly, General and Administrative costs increased $80,511 or 31.0% to $340,564 during the three months ended June 30, 2003 compared to $260,053 for the same period in 2002. This increase is the result of additional corporate payroll costs associated with the hiring of our Chief Concept Officer in September 2002. Franchise Servicing costs decreased $167,055 or 50.5% to $163,521 for the three months ended June 30, 2003 compared to $330,576 for the same period in 2002. This decrease is the result of the sale of 80% of the Jreck Subs and Li'L Dino restaurant concepts. These concepts incurred $117,505 and $64,345 in Franchise Servicing costs during the three months ended June 30, 2002. Amortization and Depreciation decreased $77,512 or 91.7% to 7,060 during the three months ended June 30, 2003 compared to $84,572 during the same period in 2002. This decrease is the result of amortization expense on three non-compete agreements that were fully amortized in July, 2002.

         Other expenses increased $297,750 to $404,051 or 280.1% for the three months ended June 30, 2003 compared to $106,301 for the same period in 2002. This was primarily due to two factors. First, we expensed a $75,000 non-refundable deposit which was being held for a potential acquisition of a gourmet coffee concept located in Northern California. In July 2003 we were unable to agree upon acceptable financing terms in our efforts to acquire this concept and the $75,000 deposit was expensed. In addition, in June 2003 we agreed to sell a note receivable with a carrying value of $500,000 for $250,000 in cash and in turn incurred $25,000 in other costs related to this transaction. The cash will be received in July 2003 and the book value of this note was reduced to $225,000. This resulted in a one-time impairment expense of $250,000 which was recorded during the period ended June 30, 2003.

         Minority interest in the income of the Company's Sobik's International Franchising, Inc. subsidiary was $26,786 for the three months ended June 30, 2003 which represented a 17.37% minority interest.

Liquidity and Capital Resources

         Cash used by operating activities was $136,362 during the three months ended June 30, 2003 compared to $6,113 provided in the prior year. The increase in cash used of $142,475 during the three months ended June 30, 2003 compared to the same period in 2002 was primarily due to decreases in operating income and one-time expenses related to the sale of a $500,000 note receivable at a discount of $250,000 and the write down of a non-refundable deposit of $75,000 associated with an attempted concept acquisition.

         Net cash provided by investing activities was $111,436 for the three months ended June 30, 2003 resulting from the sale of one of our investment securities of $57,000, dividends received of $10,000, and equity distributions from our joint venture with COAC II of $45,000.

         Net cash used by financing activities was $132,966 for the three months ended June 30, 2003 compared to net cash used of $210,933 for the same period in 2002, a change of $77,967. The Company made principal payments on long-term debt of $132,966 for the three months ended June 30, 2003 compared to $204,558 for the same period in 2002. There were no dividend payments made during the three months ended June 30, 2003 compared to $11,375 paid for preferred stock dividends for the three months ended June 30, 2002.

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


Item 2. Changes in Securities and Use of Proceeds.

         The following table sets forth information with respect to the sale or issuance of unregistered securities by the Company between April 1, 2003 to June 30, 2003:

                                                                                                Exempt From
                                                                                                  1933 Act
  Shares   Type of   Value of                                                                 Registration In
  Issued   Security  Consideration   Date Issued    To Whom Issued       Business Purpose       Reliance of:
  -------  --------  -------------   ------------  ------------------   --------------------    ------------
   100,000  Common     $   15,000     Apr 17, 2003    BARKA MAT S.A.      Services               Section 4(2)

Item 3. Defaults Upon Senior Securities.

         None

Item 4. Submission of Matters to a Vote of Security Holders.

         None

Item 5. Other Information.

         None

Item 6. Exhibits and Reports on Form 8-K.

         a) Exhibits. The following exhibits are included as part of this report at the location indicated:


         31.1 Certification by Christopher M. Swartz under Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification by Michael F. Cronin under Section 302 of the Sarbanes-Oxley Act of 2002

         32.1     Certification of Christopher M. Swartz pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2     Certification of Michael F. Cronin pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


         (b) Reports on Form 8-K. During the quarter ended June 30, 2003, Ultimate Franchise Systems, Inc. did not file any reports on Form 8-K.

                                   SIGNATURES

         In accordance with all the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Ultimate Franchise Systems, Inc.
 -------------------------------
     (Registrant)

                                  President & Duly
08/14/03  Christopher M. Swartz   Authorized Officer   /s/ Christopher M. Swartz
--------  ---------------------   ------------------   -------------------------
 Date           Print Name             Title                  Signature

                                   Chief Financial
                                   Officer & Chief
08/14/03  Michael F. Cronin       Operating Officer    /s/ Michael F. Cronin
--------  ---------------------   -------------------  -------------------------
 Date        Print Name                Title                  Signature