Form 10KSB
period 2003-09-30
ULTIMATE FRANCHISE SYSTEMS INC
filed 2004-01-09
CIK 1018725

U.S Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

         [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended September 30, 2003


         [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
                  ACT

                                     0-23545
                             ----------------------
                             Commission File Number

                         Ultimate Franchise Systems, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              Nevada                                   84-1317674
    -------------------------------                ----------------------
    (State or other jurisdiction of                   (IRS Employer
     incorporation or organization)                Identification Number)


         300 International Pkwy., Suite 100, Heathrow, Florida, 32746
         --------------------------------------------------------------
                    (Address of principal executive offices)

                                 (407) 333-8998
                 -----------------------------------------------
                 (Issuer's telephone number including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                           Common Stock, $.001 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

The Registrant's revenue for the fiscal year ended September 30, 2003:
$2,619,847.

The aggregate market value of the voting and non-voting common equity held by non-affiliates (computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity) as of December 16, 2003 was $601,845 (for purposes of the foregoing calculation only, each of the registrant's officers and directors is deemed to be an affiliate).

There were 13,749,350 shares of the registrant's common stock outstanding as of December 16, 2003.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None

          Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                     PART I

This Annual Report on Form 10-KSB contains certain statements concerning the future that are subject to risks and uncertainties. Additional written or oral forward-looking statements may be made by the Company from time to time, in filings with the Securities and Exchange Commission or otherwise. Such statements include, among other things, information concerning possible-future results of operations, capital expenditures, the elimination of losses under certain programs, financing needs or plans relating to products or services of the Company, assessments of materiality, predictions of future events, and the effects of pending and possible litigation, as well as assumptions relating to the foregoing, and those accompanied by the words "believes", "anticipates," "estimates," "expects," "intends," "plans," or similar expressions. For those statements we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

You should specifically consider the various factors identified in this 10-KSB, including the matters set forth in "Item 1. Description of Business"; "Item 3. Legal Proceedings"; "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations"; and the Notes to Consolidated Financial Statements that could cause actual results to differ materially from those indicated in any forward-looking statements. Other factors that could contribute to or cause such differences include, but are not limited to, unanticipated increases in operating costs, labor disputes, capital requirements, increases in borrowing costs, product demand, pricing, market acceptance, intellectual property rights and litigation, risks in product and technology development and other risk factors detailed in the Company's Securities and Exchange Commission filings.

Readers are cautioned not to place undue reliance on any forward-looking statements contained in this 10-KSB, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events.

ITEM 1. DESCRIPTION OF BUSINESS.

Form and Year of Organization
-----------------------------

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

Restaurant Brands
-----------------

We have begun our transition from a restaurant franchising company with exclusive ownership of five restaurant concepts into a franchise management and venture company with minority interests in numerous franchised brands. As part of the strategy we have continued to sell portions of our equity interests in some of our brands in order to redeploy our assets into additional concepts. We feel these assets may be positioned in more exciting categories or companies that have a greater chance of exponential growth. Our new partners in these ventures are strong entrepreneurs who we believe will grow these brands and therefore increase the value of our now smaller ownership. Management hopes by increasing our portfolio of brands and the strength of our joint venture partners that we will be able to increase shareholder value. In line with this transition, during the year ended September 30, 2002 we sold our Li'L Dino and Jreck Subs restaurant concepts for $3,100,000. We received $1,278,005 in cash and notes receivable aggregating $1,800,000. We used this capital to acquire minority interests in other franchise concepts. $650,000 was used to form a joint venture which acquired 100% of the common stock in Flamers. Flamers is a mall based hamburger concept with 55 units located in eight states on the east coast. Additionally, we have entered into management agreements with Weight Loss Forever, Inc. and Topper's Brick Oven Pizza, Inc. These agreements require us to provide franchising services in exchange for equity ownership interests in these publicly traded companies. The company received six million shares of common stock in each company.

As a result of this significant change in our business model, our company has sustained considerable operating losses during the year ended September 30, 2003. During this period we have made substantial changes to our corporate overhead structure which will reduce our overhead costs by $450,000 annually. Additionally, we have several possible acquisitions or management agreements that would provide the company with significant recurring revenue streams. First, we have the potential to consummate a management agreement with a quick casual restaurant concept. This management agreement would pay the company a significant management fee in return for services we would provide to assist in franchise development and general franchise management. Secondly, we have an opportunity to acquire a minority interest in a 70 unit deli concept operating in the Mid-Atlantic states. The terms of this transaction are currently being negotiated, but will likely consist of an exchange of common stock in each company. In addition, we would also enter into a management agreement which would pay the company a substantial fee in exchange for services. Finally, we have an opportunity to acquire a significant ownership interest in a management company with over 350 units under several trade names. This acquisition would be similar to the others mentioned above to include some exchange of stock and cash for services.

As we complete these restructuring efforts we feel confident that the financial condition of the company will improve significantly. We believe that these restructuring efforts will be completed by the 2nd quarter of fiscal year 2004 and expect to see substantial signs of growth and financial improvement at that time.

In total, we have financial investments in 385 restaurants and 40 weight loss clinics. Our equity interests include the following:

--------------------------------------------------------------------------------------------------------
                                        State of Ownership
Corporation Name                          Incorporation    Percentage   Predominant Restaurant Concept
----------------                          -------------    -----------  ------------------------------
Central Park of America, Inc.               Delaware          100%         "Central Park"
Sobik's International Franchising, Inc.     Florida            79%         "Sobik's"
Gator's Dockside Int'l Franchising, LLC     Florida            30%         "Gator's Dockside"
Uptown Restaurant Group. Inc.               Colorado           29%         "New York Burrito"
Jreck Subs, Inc.                            New York           20%         "Jreck Subs"
Li'l Dino Corporation                       North Carolina     20%         "Li'l Dino"
Concept Acquisitons, Inc.                   California         18%         "Mountain Mike's"
Concept Acquisitions II, LLC                Florida            25%         "Flamer's"
Sea West Subs, Inc.                         Washington         10%         "Sea West"
Famous Food Group, Inc.                     Delaware           13%         "Uncle Al's Famous Hot Dogs"
Weight Loss Forever Int'l, Inc.             Colorado           18%         "Weight Loss Forever"
--------------------------------------------------------------------------------------------------------

Recent Dispositions
-------------------

On September 30, 2002 we sold a 100% equity interest in our Li'l Dino subsidiary to Emily's Ventures, LLC ("Emily's") for $1,081,800 and a 20% Class III Convertible Interest in the purchaser. $581,800 was received in cash in October 2002. Additionally, we entered into a note receivable with Emily's for the remaining $500,000. This note receivable was subsequently sold to a third party for $225,000 in cash in June 2003 and the difference between the carrying value and the cash received was expensed during the year ended September 30, 2003.

According to this agreement, the 20% Class III Interests will not receive any economic benefit until the retirement of the $500,000 note in September 2010. At that time, the Class III Interests will have the right to 20% pro-rata of the net income of the Emily's Ventures in perpetuity.

On August 31, 2002 we sold 100 percent of the common stock in our Jreck Subs subsidiary to Grace Ventures, LLC ("Grace") for $1,996,205 and a 20% Class III Convertible Interest in the Purchaser. $696,205 was received in cash, and we entered into a note receivable with Grace for the remaining $1,300,000. The note originally required Grace to make quarterly principal payments of $35,000 until August 31, 2004 and during that time the principal would accrue interest at 5%. Thereafter, the note would begin to earn interest at 7% and Grace will make quarterly principal and interest payments of $35,000 through August 31, 2006. At which time Grace would have the option to pay all unpaid principal and interest, or Grace may opt to fully amortize the remaining principal and interest at an increased rate of 10% over the next 60 months through August 2011. Additionally, if Grace does not perform on one of the pay-off options, the note allows us to convert our interest into an 80% ownership interest in Grace.

According this agreement, the 20% Class III Interests will not receive any economic benefit until the retirement of the $500,000 note in September 2010. At that time, the Class III Interests will have the right to 20% pro-rata of the net income of the Grace Ventures in perpetuity.

Due to several operational changes at the Jreck Subs, they are currently past due on approximately $95,000 in principal payments. These changes were the result of aggressive representations by UFSI for new store growth at the time of the sale. As of September 30, 2003 this expected growth had not materialized, but recently two new stores opened subsequent to the year end and one additional store is under construction. During the year ended September 30, 2003 we received principal payments of $45,000. We have modified the terms of this note to allow Grace Ventures to pay $50,000 annually in principal payments until August 2006. At this time Grace will have the option to either make a balloon payment on the outstanding principal and accrued interest or amortize this balance at an increased rate of 10% through August 2011.

Grace Ventures, LLC is partially owned and operated by our Chief Executive Officer, Christopher Swartz.

On March 30, 2002 we sold our bakery operation (Pastry Product Producers, LLC) and building which the business operated to CFB Enterprises, Inc. ("CFB") and Mahar Partnership, LLC ("Mahar"), respectively. The purchase price of the business consisted of $10,000 in cash and the issuance of two notes receivable with values of $90,000 and $900,000, respectively.

The purchase price of the building consisted of a note receivable with a discounted value of $191,942 and $174,319 in cash.

In 2003 the management of the bakery formalized a plan to improve daily operations. While we fully expect that the results of this plan to take shape in 2004 there are no guarantees. As a result, based on the 2003 operating performance of the bakery we have recorded an allowance for uncollectible notes receivable of $274,500.00 which is 25% of the notes carrying value. This allowance will be monitored during 2004 and will be adjusted when the execution of the operating plan takes place.

CFB and Mahar are partially owned and operated by our Chief Executive Officer, Christopher Swartz.

General Description of Business
-------------------------------

We are a multi-brand franchise management and venture company that invests in and manages franchise concepts predominately in the restaurant industry.

The brands include:

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

Sobik's
-------

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

As of September 30, 2003 there were 33 franchised locations in the Central Florida Area and eight additional locations under various stages of development.

Li'l Dino
---------

Li'l Dino restaurants feature delicatessen and submarine type sandwiches, pizza, and hot and cold side orders. In addition, we offer a selection of soft drinks, French fries as well as dessert items.

As of September 30, 2003 there were 23 franchised locations primarily located in North and South Carolina and three additional locations under various stages of development.

Jreck Subs
----------

Jreck Subs offers a full assortment of submarine sandwiches, soups, and hot and cold side orders. In addition, a selection of soft drinks, French fries as well as desert items are available.

As of September 30, 2003 there were 39 franchised locations in Upstate New York and one additional location under development.

Seawest Subs
------------

Seawest Subs offers a lunch a dinner menu of different submarine sandwiches, soups and hot and cold side orders. As of September 30, 2003, there were 31 franchised locations located in the state of Washington.

Quick Service Fresh Mex Restaurants:

New York Burrito
----------------

New York Burrito restaurants feature an assortment of gourmet wraps, burritos, and quesadillas ranging in price from $4.89-$5.99. Restaurants range in size from 1,000 to 2,000 square feet, and are located in strip shopping malls, and free standing buildings.

As of September 30, 2003 there were 36 franchised locations located in 12 states and two additional locations under various stages of development.

Quick Service Hamburger and Hot Dog Restaurants:

Central Park
------------

Central Park is a fast service, double drive-thru restaurant format. Central Park offers hamburgers, french fries, chicken sandwiches, hot dogs and soft drinks. Some Central Park locations also offer a limited breakfast menu consisting of breakfast sandwiches, hash browns and pastries.

The Central Park locations are designed for drive-thru and several with walk-up order service. Some restaurants provide limited outside seating. The approximate size of the real property for the unit is 10,000 to 40,000 square feet to accommodate parking and drive-through lanes. Restaurants generally range in size from 500 to 600 square feet.

As of September 30, 2003 there were 46 franchised locations located throughout the Southeastern United States and Utah.

Flamers
-------

Flamers is a mall based fast service restaurant format. Flamers offers hamburgers, french fries, chicken sandwiches, hot dogs and soft drinks.

As of September 30, 2003 there were 55 franchised locations located throughout the Mid-Atlantic United States and Florida.

Uncle Al's Famous Hot Dogs
--------------------------

Uncle Al's is a casual fast service restaurant format. Uncle Al's offers a very specific menu consisting of different styles of hot dogs and bratwurst.

As of September 30, 2003 there were three franchised locations under construction in Florida.

Casual Dining Restaurants:

Gators Dockside
---------------

Gators Dockside is a casual sports themed restaurant concept which features a wide variety of food items ranging from quality appetizers to large portion entrees. Gators specialty is their signature-grilled chicken wings which are available in three styles with 12 different sauce choices. Restaurants range in size from 6,000 square feet to 7,000 square feet, and are located in strip shopping centers, and free standing buildings.

Weight Loss Clinics:

Weight Loss Forever
-------------------

The Weight Loss Forever concept franchises weight loss and wellness centers under various trade names. These centers offer clients independent counseling programs to assist people live more healthy lifestyles. In addition, they offer a full assortment of meals and dietary supplements to aid clients in meeting their goals.

As of September 30, 2003, there were approximately 40 locations located in Virginia, North Carolina, New England, and Florida.

Pizza Restaurants:

Mountain Mike's
---------------

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

As of September 30, 2003 there were 94 franchised locations in California.


Franchise Programs
------------------

Ultimate Franchise Systems, Inc. is a leading restaurant franchisor with an exclusive focus on growing leading restaurant brands.

We provide superior franchise brand management services which has resulted in the creation of numerous regional market leaders.

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

From time to time we will take over the operations of a restaurant from a franchisee before the contract term has expired. We may operate such restaurants until a suitable franchisee can be found, at which time all or part of our investment in such operations may be recovered, or we may choose to close the location.

Initial franchise fees are considered to be within industry norms and currently are $12,500 for new locations in the sandwich segment, $20,000 in the hamburger and Fresh-Mex segments, and $25,000 for Casual Dining (Gator's). Initial franchise fees are due upon the execution of the Franchise Agreement. Ongoing royalties are also considered to be within industry norms ranging from 4%-5% of sales. In addition to ongoing royalties, all franchisees are required to contribute 2%-4% of sales to a concept-based pooled marketing fund. We collect weekly and monthly sales and other operating information from each franchisee. We have agreements with most franchisees permitting us to electronically debit the franchisees' bank accounts for the payment of royalties, marketing fund contributions, and other amounts owed to us under the franchise agreement. This system significantly reduces the resources needed to process receivables, improves cash flow and helps to limit past due accounts related to these items. Franchisees generally are required to purchase and install an approved point of sale system that, among other things, allows us to poll sales information daily. The following table sets forth and summarizes certain information about our majority owned concepts and current franchise agreements:

----------------------------------------------------------------------------------------------------------------------------
                                         No. of
                                       Franchised                     Rate on       Rate on                    Currently
                                        Units at      Avg. Yrs.       Existing      Current      Price of       Selling
                                        Sept 30,      Remaining      Franchise     Franchise        New           New
               Concept                    2003       On Contract     Agreements    Agreement     Franchise     Franchises
----------------------------------------------------------------------------------------------------------------------------
"Sobik's"                                  33            6.3            4.8%          5.0%         12,500         Yes
"Central Park"                             46            8.6            4.3%          5.0%         20,000         Yes
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

Suppliers
---------

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

Government Regulation
---------------------

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

From time to time we will operate company owned restaurants. While operating the restaurants, we are subject to a variety of federal, state and local laws regarding minimum wage standards, sanitation, health, fire, alcoholic beverage and safety codes.

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

Competition
-----------

We compete in the quick service and casual dining segments of the restaurant industry. As a franchisor of restaurants, we compete on two fronts. First we must attract successful franchisees; and, second, we must assist our franchisees in attracting customers in each of those two niches of the restaurant industry. We compete with an increasing number of national chains of quick service outlets, several of which have dominant market positions, and possess substantially greater financial resources and longer operating histories than us.

The segments of the restaurant industry that we compete in are highly competitive with respect to price, service, outlet location, and food quality and are often affected by changes in consumer taste, local and national economic conditions, population trends and local traffic patterns.

The three most prolific submarine sandwich chains we compete with are Subway, Blimpie and Quiznos. Subway currently has approximately 19,000 units while Blimpie and Quiznos each have about 1,700 and 2,500 units respectively. Both Subway and Blimpie offer a low cost product in a fast food style environment while Quiznos is positioned between the traditional fast food style of Subway and Blimpie and full service dining. Through its regional concepts, the Company offers a comfortable, fast food style, family atmosphere in which to dine on higher quality food products.

Competitors of our Central Park hamburger chain include Checkers Drive-In Restaurants and Back Yard Burgers. Checkers currently has approximately 410 units while Back Yard Burgers has about 116 units. Both Checkers and Back Yard Burgers offer a drive-thru format, with a low cost product in a fast food style environment.

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

Trademarks
----------

We currently own the following trademarks or service marks, each of which is registered and listed on the Principal Register of the United States Patent and Trademark Office:

                                                                Registration
                                                                 Number or        Registration
                                                                Application        or Renewal
      Trademark                    Type                            Number              Date
      ---------                    ----                         -------------     ------------
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

Employees
---------

As of September 30, 2003 we had approximately 29 employees consisting of 9 administrative employees, and 20 employees at our one corporately owned Central Park location.

Copy of Report
--------------

A copy of this report is available for review at the SEC Public Reference Room located at 450 Fifth Street, N.W., Washington, DC 20549. You may obtain more information regarding the operation of the Public Reference Room by calling 1-800-SEC-0330. You may also obtain a copy of this report via the internet at www.sec.gov.

ITEM 2. DESCRIPTION OF PROPERTY

Our office space is leased at various terms up to September 2006.

A summary of all real estate locations owned or leased by us at September 30, 2003 are as follows:

                                                       Owned                Base     Lease
                                                         or     Square     Monthly Expiration
Address of Property                           Type     Leased   Footage     Rent     Date
==============================================================================================
Leases not assigned to third parties

300 International Pkwy. Suite 100             Office     Leased      2,833   $ 4,778    02/11/06
Heathrow, FL 32746

300 International Pkwy., Suite 180            Office     Leased        747     1,276    02/11/06
Hewthrow, FL 32746

300 International Pkwy., Suite 104            Office     Leased        712     1,187    10/31/06
Hewthrow, FL 32746

537 Market Street, Suite 301                  Office     Leased      1,748     2,331    04/15/04
Chattanooga, TN  37402

1376 Highland Avenue                          Land       Leased       N/A      1,614    02/28/06
Selma, AL

7205 Waters Ave.                              Land       Leased       N/A      2,650    09/09/06
Savanah, GA 31406                                                   ------  --------
                                                                     6,040   $13,836

                                                       Owned                Base     Lease
                                                         or     Square     Monthly Expiration
Address of Property                           Type     Leased   Footage     Rent     Date
==============================================================================================
Leases that have been assigned to
franchisee's, but which we remain
contingently liable

6204 Lee Highway                              Land       Leased       N/A    $ 1,600    04/01/08
Chattanooga, TN

West Broadway Street                          Land       Leased       N/A        750    06/06/06
West Memphis, AR

395 Inman St. SW                              Land       Leased       N/A        601    12/31/04
Cleveland, TN

3717 Mercer Blvd.                             Land       Leased       N/A       1,650   03/01/05
Macon, GA                                                                    --------
                                                                             $  4,601
                                                                             ========

We believe we have obtained, and currently carry, adequate liability insurance on all the properties we own or lease.

ITEM 3. LEGAL PROCEEDINGS

In August 2002, the former manager of a corporately owned Central Park store brought forth an Equal Employment Opportunity Commission (EEOC) claim against us claiming wrongful termination. We formally responded to the EEOC on October 10, 2002 explaining that this employee was terminated with cause. In August 2003 the EEOC found no cause to believe any discrimination had occurred. The plaintiff had until November 30, 2003 to file a claim to personally sue us in federal court without EEOC assistance. As of the date of this filing we have not received any notice that this has occurred. No liabilities have been accrued as we do not anticipate that any further action will have any material adverse effect on our financial position or results of operations.

We are involved in various other lawsuits and litigation matters on an ongoing basis as a result of our day-to-day operations. However, we do not believe that any of these legal matters will have a material adverse effect on our financial position or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock is listed on the OTC Bulletin Board under the symbol "UFSY". The prices reported below reflect inter-dealer prices and are without adjustments for retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

                                                        High Bid     Low Bid
                                                        --------     -------
Fiscal Year Ended September 30, 2002    First Quarter    $ .18        $ .07
                                        Second Quarter     .30          .13
                                        Third Quarter      .28          .14
                                        Fourth Quarter     .26          .18

Fiscal Year Ended September 30, 2003    First Quarter    $ .22        $ .16
                                        Second Quarter     .18          .14
                                        Third Quarter      .20          .10
                                        Fourth Quarter     .15          .12

Stockholders
------------

As of December 16, 2003 there were approximately 2,700 holders of record of our common stock.

Dividends
---------

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

Recent Sale of Unregistered Securities
--------------------------------------

The following table sets forth information with respect to the sale or issuance of unregistered securities over the last three fiscal years, and includes the effect of the 1 for 10 reverse stock split in August 2001:

                                                                                                                  Exempt From
                                                                                                                     1933 Act
                                      Value or                                                                    Registration
  Shares    Type of                   Consider-   To Whom                                                               In
  Issued   Security         Date       ation      Issued                       Business Purpose                    Reliance of:
------------------------------------------------------------------------------------------------------------------------------------
   25,000   Common      Oct 30, 2000 $   31,250 Stockbroker                Consulting Services                      Section 4(2)
                                                Relations
   52,000   Common      Oct 30, 2000     65,000 2 Individuals              Consulting Services                      Section 4(2)
   32,918   Common      Nov 20, 2000     49,375 19 Individuals             Payment on Series F                      Section 4(2)
                                                                           Preferred Dividends
   35,647   Common      Dec 20, 2000     28,518 L. Van Stillman            Legal Services                           Section 4(2)
   15,000   Common      Dec 29, 2000     10,500 L. Van Stillman            Legal Services                           Section 4(2)
   20,000   Common      Dec 29, 2000     14,000 Christopher Swartz         Officer Compensation                     Section 4(2)
   20,000   Common      Dec 29, 2000     14,000 Michael Cronin             Officer Compensation                     Section 4(2)
1,975,000   Common      Dec 29, 2000  1,968,750 19 Individuals             Conversion of Series F                   Section 4(2)
                                                                           Preferred Stock
   17,500   Common      Jan 31, 2001     40,250 Charterbridge               Consulting Services                      Section 4(2)
    2,500   Common      Feb 02, 2001      1,125 Robert Weiner              Consulting Services                      Section 4(2)
   20,000   Common      Feb 12, 2001      8,200 Arcadia Mutual             Consulting Services                      Section 4(2)
   33,638   Common      Feb 12, 2001     13,792 Passy Holding              Consulting Services                      Section 4(2)
    6,000   Common      Feb 15, 2001     13,800 Charterbridge              Consulting Services                      Section 4(2)
   10,000   Common      Mar 13, 2001      3,300 Olympus Capital            Consulting Services                      Section 4(2)
  100,000   Common      Apr 18, 2001     25,000 Richard Fellows            Consulting Services                      Section 4(2)
  233,333   Common      Apr 18, 2001     58,333 CLD Investor               Consulting Services                      Section 4(2)
                                                Relations
  100,000   Common      Apr 18, 2001     25,000 LC Corporate               Consulting Services                      Section 4(2)
                                                Services
   25,000   Common      Apr 18, 2001      6,250 Stockbroker                Consulting Services                      Section 4(2)
                                                Presentations
  168,691   Common      Apr 18, 2001     25,000 Fred Lenz                  Conversion of Debt                       Section 4(2)
  168,691   Common      Apr 18, 2001     25,000 Agricola Coco              Conversion of Debt                       Section 4(2)
  171,233   Common      Apr 23, 2001     25,000 Gary Pereira               Conversion of Debt                       Section 4(2)
  168,691   Common      May 04, 2001     25,000 Gotris S.A.                Conversion of Debt                       Section 4(2)
  213,675   Common      May 10, 2001     25,000 Olympus Capital            Conversion of Debt                       Section 4(2)
  347,222   Common      Jun 07, 2001     25,000 Agricola Coco              Conversion of Debt                       Section 4(2)
  347,222   Common      Jun 07, 2001     25,000 Short Capital              Conversion of Debt                       Section 4(2)
  294,118   Common      Jun 21, 2001     25,000 Agricola Coco              Conversion of Debt                       Section 4(2)
  294,118   Common      Jun 21, 2001     25,000 Olympus Capital            Conversion of Debt                       Section 4(2)
  570,000   Common      Sep 28, 2001     45,600 21 Employees               Employee Bonus                           Section 4(2)
1,851,852   Common      Aug 07, 2002    500,000 TAS, LLC                   Sale of Common Stock                     Section 4(2)
  226,699   Common      Mar 31, 2002     34,004 5 Individuals              Restructuring of Debt                    Section 4(2)
  100,000   Common      Feb 20, 2002     25,000 Gary Pereira               Conversion of Debt                       Section 4(2)
  500,000   Common      Jul 23, 2002     50,000 Agricola Coco              Conversion of Debt                       Section 4(2)
  500,000   Common      Jul 23, 2002     50,000 Bain Investments           Conversion of Debt                       Section 4(2)
  250,000   Common      Jul 23, 2002     25,000 John Mitchell              Conversion of Debt                       Section 4(2)
  250,000   Common      Jul 23, 2002     25,000 James Spratt               Conversion of Debt                       Section 4(2)
  400,000   Common      Dec 11, 2002    100,000 Allor Trust                Sale of Stock for Cash                   Section 4(2)
  100,000   Common      Jan 24, 2003     14,000 4 Individuals              Consulting Services                      Section 4(2)
   50,000   Common      Feb 12, 2003      8,000 Gary Pereira               Consulting Services                      Section 4(2)
  100,000   Common      Mar 24, 2003     14,000 JAS Investments            Interest on Long-Term Debt               Section 4(2)
  200,000   Common      Mar 31, 2003     28,000 Wall Street Group          Consulting Services                      Section 4(2)
  100,000   Common      Apr 17, 2003     15,000 Barka Mat S.A.             Interest on Long-Term Debt               Section 4(2)
  100,000   Common      Sep 25, 2003     12,000 CLD IR, Inc.               Consulting Services                      Section 4(2)
------------------------------------------------------------------------------------------------------------------------------------

Options and Warrants
--------------------

In February 1999, we approved the 1998 Incentive Plan ("Incentive Plan") to enable us to offer employees and consultants equity interests. There are 150,000 shares designated under the Incentive Plan and are fully vested upon grant. Since January, 1997 we have issued options and warrants to purchase our common stock outside of the Incentive Plan. The following table describes selected data with respect to unexercised options and warrants at September 30, 2003:

1998 Incentive Plan
-------------------

As of September 30, 2003 there were no outstanding options under the Incentive
Plan.

Outside of the Incentive Plan
------------------------------------------------------------------------------------------------------------------------------------
      Date         Expiration                             Number of     Exercise
    of Grant          Date                Name              Shares       Price                Business Purpose
------------------------------------------------------------------------------------------------------------------------------------
Sep 30, 1998     Sep 30, 2006    Wall St. Group                  11,429       $ 5.00      Investment Banking Services
Oct 15, 1999     Oct 15, 2004    Blaine Quick                    64,500         2.90      Business Expansion Consulting Services
Oct 15, 1999     Oct 15, 2004    Dr. Sol Lizerbram               12,500         5.00      Business Expansion Consulting Services
Oct 15, 1999     Oct 15, 2007    Wall St. Group                  12,500         5.00      Business Expansion Consulting Services
Oct 15, 1999     Oct 15, 2004    Richard Silberman               60,000         2.90      Business Expansion Consulting Services
Oct 15, 1999     Oct 15, 2004    Bradley Gordon                 100,000         2.90      Employee Compensation
Oct 15, 1999     Oct 15, 2004    Michael Cronin                 100,000         2.90      Employee Compensation
Oct 15, 1999     Oct 15, 2004    Richard Huey                    50,000         2.90      Employee Compensation
Oct 15, 1999     Oct 15, 2004    Kelly Swartz                     3,500         1.60      Business Expansion Consulting Services
Oct 15, 1999     Oct 15, 2004    Linda Patterson                  3,500         1.60      Business Expansion Consulting Services
Jul 31, 2000     Jul 31, 2007    Lloyd, Benton & Taylor          20,000         2.29      Business Expansion Consulting Services
Nov 30, 2000     Nov 30, 2005    Olympus Capital #1              10,000         1.00      Investment Relations Services
Nov 30, 2000     Nov 30, 2005    Olympus Capital #2              10,000         1.20      Investment Relations Services
Nov 30, 2000     Nov 30, 2005    Olympus Capital #3              10,000         1.50      Investment Relations Services
Dec 05, 2001     Dec 05, 2006    Noble International            429,791          .10      Investment Relations Services
Oct 01, 2002     Oct 01, 2007    Christopher Swartz             250,000          .08      Employee Compensation
Oct 01, 2002     Oct 01, 2008    Christopher Swartz             250,000          .08      Employee Compensation
Oct 01, 2002     Oct 01, 2007    Michael Cronin                 250,000          .08      Employee Compensation
Oct 01, 2002     Oct 01, 2008    Michael Cronin                 250,000          .08      Employee Compensation
Oct 01, 2002     Oct 01, 2007    14 Employees                   400,001          .08      Employee Compensation
Oct 01, 2002     Oct 01, 2008    14 Employees                   400,001          .08      Employee Compensation
                                                           ------------
                                 TOTAL                        2,697,722
------------------------------------------------------------------------------------------------------------------------------------

The weighted average exercise price of these outstanding options is $.65 outside of the Incentive Plan. The aggregate of all options has a weighted average life until expiration of 43.4 months. Options representing 136,429 shares expired in 2003. No options were granted in 2003.

The following table provides information about the Company's equity compensation plans as of September 30, 2003 and including the Ultimate Franchise System's, Inc. 1998 Stock Option Plan.

                      Equity Compensation Plan Information

                                        Number of                           Number of securities
                                    securities to be                         remaining available
                                       issued upon                           for future issuance
                                       exercise of      Weighted-average        under equity
                                       outstanding      exercise price of    compensation plans
                                        options,           outstanding           (excluding
                                      warrants and      options, warrants   securities reflected
          Plan Category                  rights            and rights          in column (a))
----------------------------------- ------------------ -------------------- ----------------------
                                           (a)                 (b)                   (c)
Equity compensation plans
approved by security holders                -             $         -              150,000

Equity compensation plans not
approved by security holders                -             $         -                 -
                                    ------------------ -------------------- ----------------------

Total                                       -                                      150,000
                                    ------------------ -------------------- ----------------------

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
--------

As described in Item 1, management has significantly changed the direction of the Company and the way its on-going revenue will be derived in the future. Currently, we derive our revenue from several sources: sale of investment securities, royalties, franchise fees, developer fees, company owned restaurants sales and other franchise related activities. In the future, the Company's revenue will be derived predominately from dividends, interest income, management fees and the gain on disposition of assets.

Royalties
---------

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

Franchise Fees
--------------

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

Restaurant Sales
----------------

Restaurant sales are reported from our one Company owned Central Park store located in Selma Alabama. Management's intent is to resell this store to prospective franchisee as soon as practicable. Management does not believe that the operating costs of its Company owned stores are indicative of costs for franchised stores on a systemwide basis. Store sales are expected to vary widely from year to year and reflect the uncertainty of when, where and how long a store may be operated by us before being returned to the franchising system.

Year Ended September 30, 2003 Compared to Year Ended September 30, 2002

Revenue
-------

Total Revenue decreased $709,179 in 2003 over 2002 from $3,329,026 to
$2,619,847.

Franchise operations revenue decreased $1,697,631, or 56.0%, from $3,033,489 in 2002 to $1,335,858 in 2003. The primary reason for this decrease resulted from from the sale of our Li'L Dino and Jreck Subs divisions in 2002. In 2002, these divisions reported franchise operations revenues of $411,990 and $720,694, respectively. In addition, we received a one-time $300,000 funding from major proprietary vendors during 2002 to convert our concepts to new food and beverage products. Additionally we experienced an 8% decline in same store sales for our Central Park division. This decrease in sales resulted in a decrease in royalty revenue of approximately $192,000 in 2003.

Retail restaurant sales in Company owned stores increased $460,676 or 155.9% from $295,537 in 2002 to $756,213 in 2003. This increase resulted from the re-acquisition of our one Company owned Central Park store in April 2002. We operated this location for only six months in 2002 compared to twelve months in 2003.

Costs and Expenses
------------------

We segregate our operating expenses into six general categories as follows:

             Ongoing Franchise Servicing
             Retail Company Owned Store Cost of Sales and Expenses General Corporate Operating Expenses
             Consulting and Investor Relations
             Non-Cash
             Other

Franchise servicing costs, decreased $661,568 or 47.1% from $1,405,066 in 2002 to $743,498 in 2003. This decrease resulted from the sale of our Li'L Dino and Jreck Subs divisions in 2002. During that time these divisions incurred franchise servicing costs of $250,482 and $334,197, respectively.

Retail cost of sales and operating expenses from company owned stores increased from $168,921 in 2002 to $804,228 in 2003. Retail cost of sales and operating expenses as a percentage of retail sales increased from 57.2% in 2002 to 106.4% in 2003. This increase was the result of several factors: First, we increased our local marketing efforts to increase sales volumes by spending approximately 5% of gross sales in this effort. Second we hired an operations manager to oversee the operations of our Company owned store as well as to assist in quality assurance monitoring of franchised locations. Finally, we incurred approximately $50,000 in repairs and maintenance costs to improve the condition of our Company owned store in Selma Alabama.

General corporate operating expenses generally include: officers and office support staff payroll and payroll costs; legal, audit and other professional fees; office occupancy costs and other general administrative costs. These administrative costs increased $151,433 or 13.8% from $1,097,921 in 2002 to $1,249,354 in 2003. This increase was primarily the result of additional payroll costs associated with the addition of our Chief Concept Officer in September 2002 and an increase in rent expense associated with our decision to lease and additional 750 square feet of office space.

Consulting and investor relations costs increased $62,361 or 42.2% from $147,683 in 2002 to $210,044 in 2003.

Routine or recurring non-cash charges such as depreciation, amortization (of goodwill and non-compete covenants) and the write off of uncollectible receivables was $275,933 in 2002 compared to $15,324 in 2003. The primary reason for the decrease was amortization of covenants not to compete with the prior owners of the Central Park division. The covenants were fully amortized in July 2002.

The gain on the disposal of franchise concepts was $937,398 in 2002 resulting from a gain of $1,929,129 from the sale of the Jreck Subs franchise concept and a loss of $991,733 from the sale of the Li'l Dino franchise concept.

We also sold our bakery operation (Pastry Products) in April 2002, which resulted in a gain of $146,955.

Impairment of notes receivalbe, investment securities and goodwill was $846,204 for 2003, compared to $27,051 in 2002, an increase of $819,153. This increase was the result of several factors. First, we recorded an impairment of the goodwill associated with our Sobik's Subs Division in the amount of $221,704. Additionally, we recorded a valuation allowance on our note receivable from CFB Enterprises, Inc. in the amount of $274,500. This valuation allowance represents 25% of the carrying value of the note receivable and was recorded based on the possibility that CFB will lack sufficient cash to be able to make payments on this debt. Finally, in June 2003 we sold a note receivable with a carrying value of $500,000 for $225,000 in cash. The difference between the cash received and the carrying value was expensed at that time.

Net interest expense was $344,574 in 2003 compared to $419,261 in 2002, a decrease of $74,687.

Liquidity and Capital Resources
-------------------------------

Net cash used in operating activities was $811,598 in 2003 compared to $252,345 in 2002, an increase of $559,253. This was primarily due to an increase net loss from operations of $636,892.

Net cash of $328,458 was provided by investing activities in 2003 compared to $875,577 in 2002, a decrease of $547,119. This change is primarily the result of three factors: First, we received $696,205 from the sale of consolidated subsidiaries in 2002. In 2003, we used $650,000 to form the COAC II joint venture and received $897,000 from receivables compared to $212,719 in 2002.

Net cash used by financing activities was $195,011 in 2003 compared to $15,075 provided from financing activities in 2002. The change of $210,086 primarily results from the decrease in cash received from the sale of common stock of $343,000 and the decrease in payments of long-term debt of $111,793.

Working capital at September 30, 2003 was a deficit of $1,603,821 compared with a deficit of $77,236 at September 30, 2002. Three significant items contributed to the increase in our working capital deficit. The first was the use of $650,000 in cash that was invested in the acquisition of a 50% joint venture interest in COAC II. The second was an increase in non-cash deferred revenue of $291,669 which relates to the unamortized balance of services required to be provided to Weight Loss Forever, Inc. and Topper's Brick Oven Pizza, Inc. In December, 2002 we received 6 million shares of common stock in each company in exchange for services to be provided through November 2004. A third factor was the collection of $581,800 in receivables that helped fund our operations.

The current working capital deficit of $1,603,821 includes several items that will not require any cash within the next 12 months. Our deferred revenue of $291,669 will be earned by providing management services for two unconsolidated affiliates. The cost of this support is already in place and will require no marginal incremental costs. Our accrued expenses of $520,523 includes other deferred revenue items of $249,482 requiring no cash outlay and accrued interest of $197,405 on which payments are not scheduled to begin until August 2005. In the aggregate, these items as adjusted results in an actual cash working capital deficit of $791,629.

To address this deficiency we have identified three critical opportunities that could enable us to continue as a going concern. They are:

1.       Sale of Marketable Securities

              We currently own 8,997,368 restricted shares of the publicly traded Weight Loss Forever Int'l, Inc. This stock is traded on the OTC Bulletin Board under the symbol WLFI and has traded at $.06 to $.43 over the past twelve months. These shares have been held for over 12 months, but are still subject to some trading restrictions under Securities and Exchange Rule 144K. During 2004 we intend to sell approximately 3,000,000 shares at a price not less than $.20 per share. This will generate approximately $600,000 in cash which will be used to subsidize our current working capital deficit.

2.       Formation of Management Partnership

              We have begun plans to form a partnership whereby some of our brands would combine our franchising revenues and expenses with other regional quick service restaurant concepts. The benefit of this type of partnership is twofold; first, we will be able to significantly reduce our overhead costs by spreading these costs over multiple brands. Second, we expect an increase in franchising revenue by increasing our purchasing power associated with the aggregation of these concepts. In 2004, we expect to realize an increase in net income of approximately $300,000 through these efforts.

3.       Sale of Sobik's International Franchising, Inc.

              As of September 30, 2003, we owned 17,445,664 shares of common stock in Sobik's International Franchising, Inc., "Sobik's" which represents approximately 79% of the total issued and outstanding shares of the Company. In December 2003, we entered into a preliminary agreement whereby we would sell these shares in exchange for $1 million dollars. $100,000 would be paid at closing, and we would hold a note receivable which would accrue interest of 6% until December 2004. At that time an additional $100,000 in principal would be paid to us and quarterly interest payments of $14,000 would be made to us until December 2005. The remaining principal balance would then be paid to us in equal principal and interest payments amortizing through December 2013.

We believe that cash flows from operations and commitment ot the three strategies above will continue to fund our operations as well as generate the capital necessary to meet our obligations as they come due. We may seek other sources of financing, restructure and/or pay off all our current obligations in 2004. There is no assurance that additional funding will be available, or if available, it can be obtained on terms favorable to us. Failure to obtain such funding could adversely affect our financial condition.


Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
--------------------------------------------------------------------

Off-Balance Sheet Arrangements. In accordance with the definition under the new Securities and Exchange Commission rules, the following qualify as off-balance sheet arrangements:

         o        Any obligation under certain guarantees or contracts;

         o A retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets;

         o        Any obligation under certain derivative instruments;

         o Any obligation under a material variable interest held by the registrant in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the registrant, or engages in leasing, hedging or research and development services with the registrant.

During 2002, we sold majority interests in the Li'L Dino and Jreck Subs restaurant brands. Upon the sale of these divisions we received cash, notes receivable and Class III equity interest. Once the notes receivable are fully paid in September 2010, the Class III Interests entitle us to receive 20% pro-rata of the net income of the purchasing entities in perpetuity.

As a result, we no longer consolidate the results of operations into our financial statements. The ongoing 20% allocation of net income will be recorded as revenue in the period it is received.

Recent Accounting Pronouncements
--------------------------------

In September 2001, we adopted SFAS 141, Business Combinations, SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires business combinations to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separate from goodwill. SFAS 142 requires that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. There was no impairment of goodwill upon adoption of SFAS 142.

Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------

The Company believes that its revenues and results of operations have not been significantly affected by inflation during the two years ended September 30, 2003.

One of the Company's long-term debt loans is subject to variable interest rates. Significant fluctuations in interest rates therefore could have an adverse effect on the Company and its ability to fund working capital requirements.

ITEM 7. FINANCIAL STATEMENTS

Attached hereto and filed as part of this Form 10-KSB are the consolidated financial statements listed in the index to the Consolidated Financial Statements at page F-1.

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. CONTROLS AND PROCEDURES

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers and Directors of the Company
-----------------------------------------------

The following table sets forth certain information with respect to the executive officers and directors. Each director holds such position until the next annual meeting of our shareholders and until his successor has been duly qualified and elected. Any of our officers may be removed, with or without cause, by the board of directors.

--------------------------------------------------------------------------------
                                Director/Date
      Name                Age    Elected         Office or Position
--------------------------------------------------------------------------------
Christopher M. Swartz     33   Yes/ Apr 1996   Chairman, President and Chief
                                               Executive Officer
Eric T. Swartz            37   Yes/ Apr 1996   Secretary
Michael F. Cronin         47   Yes/ Apr 2000   Chief Financial Officer/Treasurer
                                               and Chief Operating Officer
Robert C. Taft*           51   Yes/ Sep 2002   Chief Concept Officer, Director
Richard Beattie           40   Yes/ Oct 2002   Director
--------------------------------------------------------------------------------

* Mr. Taft resigned from the board of directors on September 30, 2003.

Christopher M. Swartz, Chairman, President and CEO has been Chairman, President and Chief Executive Officer of the Company since April 1996 and Chairman, President and Chief Executive Officer of JRECK Subs, Inc. since September 1994. Mr. Swartz is on the Board of Directors of the Florida Restaurant Association and sits as the Vice Chairman of the Association Finance Committee and has won multiple National leadership awards from the National Republican Committee. Mr. Swartz is also a member of the board of our affiliate company Weight Loss Forever International, Inc. Mr. Swartz is a 1992 honors graduate from Syracuse University.

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

Robert C. Taft joined the company in September 2002 as a director and Chief Concept Officer. Since 1975 Mr. Taft has served as an executive for several large restaurant companies including Fuddruckers, Inc., Papa Gino's, Inc., Au Bon Pain, Skipper's, Inc., and Mazzio's Corporation. Mr. Taft is a graduate of the University of New Hampshire.

Richard P. Beattie has had a very long and successful career as a developer and operator of some of the largest and most respected restaurant chains in the country. He is currently the largest franchisee of the Denny's corporation, operating over 65 units and in November 2000 was presented with the award for Developer of the Year for Denny's Inc. Mr. Beattie has been involved with the Franchise Advisory Council for Denny's for nine years and served on several corporate committees. He is also one of only eight Chili's franchisees with ownership rights for the states of Washington and Oregon. In addition to the eight Chili's restaurants he presently operates, there are two more under development. Mr. Beattie is considered to be one of the top fifty franchise operators in the country by most industry publications.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors, and persons who beneficially own more than 10% of the Company's common stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company's review of copies of such reports and written representations from the Company's executive officers and directors, the Company believes that its executive officers and directors complied with all Section 16(a) filing requirements during the fiscal year ended September 30, 2003.

ITEM 10. EXECUTIVE AND DIRECTOR COMPENSATION

Summary Compensation Table
--------------------------

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

                                               Summary Compensation Table
-----------------------------------------------------------------------------------------------------------------------
                           Annual Compensation                                       Long Term Compensation
-----------------------------------------------------------------------------------------------------------------------
                                                                           Awards      Awards    Payouts    All Other
                                                                         ----------------------------------------------
   Name & Principal                                        Other Annual  Restricted   Options      LTIP
       Position            Year       Salary      Bonus    Compensation  Stock in $   SARS (#)  Payouts ($)
-----------------------------------------------------------------------------------------------------------------------
                           2003      $ 175,000     $ 0          $ 0          $ 0         0         $ 0         $ 0
                        -----------------------------------------------------------------------------------------------
 Christopher M. Swartz     2002      $ 175,000     $ 0          $ 0          $ 0     500,000       $ 0         $ 0
    President & CEO     -----------------------------------------------------------------------------------------------
                           2001      $ 175,000     $ 0          $ 0      $ 22,000        0         $ 0         $ 0
-----------------------------------------------------------------------------------------------------------------------
                           2003      $ 140,000     $ 0          $ 0          $ 0         0         $ 0         $ 0
                        -----------------------------------------------------------------------------------------------
   Michael F. Cronin       2002      $ 140,000     $ 0          $ 0          $ 0     500,000       $ 0         $ 0
Chief Financial Officer -----------------------------------------------------------------------------------------------
& Chief Operating Officer  2001      $ 140,000     $ 0          $ 0      $ 22,000        0         $ 0         $ 0
-----------------------------------------------------------------------------------------------------------------------
                           2003      $ 120,000     $ 0          $ 0          $ 0         0         $ 0         $ 0
                        -----------------------------------------------------------------------------------------------
  Robert C. Taft           2002(a)   $  10,000     $ 0          $ 0          $ 0         0         $ 0         $ 0
  Chief Concept Officer -----------------------------------------------------------------------------------------------
                           2001      $       0     $ 0          $ 0          $ 0         0         $ 0         $ 0
-----------------------------------------------------------------------------------------------------------------------

(a) Mr. Taft began his employment with the company on September 1, 2002, and resigned from his position as chief concept officer and director on September 30, 2003.

Employment Contracts
--------------------

None


Options and Rights Granted to Purchase Common Stock
---------------------------------------------------

The following table summarizes options and rights to purchase common stock that were granted or issued to executive officers and directors over each of the last two fiscal years:

---------------------------------------------------------------------------------------------------------------
                                         Number                                                   Percent of
                                           of     Number of                                          Total
                                         Options  Shares of     Date of                 Exercise    Options
                                         Granted   Common       Grant                   Price of  Granted to
                                          (in       Stock        or         Expiration  Purchase   Employees
        Name              Position       Shares)  Purchased    Purchase        Date     Price     During Year
---------------------------------------------------------------------------------------------------------------
Christopher M. Swartz President and       250,000            Oct 01, 2002  Oct 01, 2007  $ 0.08     13.9%
                      Chief Executive     250,000            Oct 01, 2002  Oct 01, 2008  $ 0.08     13.9%
                      Officer

Michael F. Cronin     Chief Financial     250,000            Oct 01, 2002  Oct 01, 2007  $ 0.08     13.9%
                      Officer and Chief   250,000            Oct 01, 2002  Oct 01, 2008  $ 0.08     13.9%
                      Operating Officer
---------------------------------------------------------------------------------------------------------------

Stock Appreciation Rights granted to our officers during 2003
-------------------------------------------------------------

The following  table sets forth  information  regarding the value of Options and
----------------------------------------------------------------------------------------------------------------------------
                                                       Number of Securities Underlying         Value of In-The-Money
                                                        Unexercised Options and SAR's            Options and SAR's
                                                            at September 30, 2003              at September 30, 2003
----------------------------------------------------------------------------------------------------------------------------
                   Shares Acquired
Name and Position    on Exercise     Value Realized     Exercisable      Unexercisable     Exercisable      Unexercisable
----------------------------------------------------------------------------------------------------------------------------
Christopher M. Swartz    None             None           500,000             None             $30,000           None
 President and
 Chief Executive
 Officer

Michael F. Cronin        None             None           600,000             None             $36,000           None
 Chief Financial
 Officer and Chief
 Operating Officer
----------------------------------------------------------------------------------------------------------------------------

Other
-----

We do not carry officers & directors liability insurance or disability benefits in excess of statutorily mandated amounts. Directors receive no compensation for their duties.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information relating to the beneficial ownership of the Company's common stock by those persons beneficially holding more than 5% of the Company's common stock or held by our executive officers and directors, and by all our officers and directors as a group as of September 30, 2003. The address of each person is in care of the Company unless noted.

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

--------------------------------------------------------------------------------
                       Name and                     Amount and
                      Address of      Officer        Nature of
    Title of          Beneficial         or         Beneficial        Percent of
     Class              Owner         Director         Owner             Class
--------------------------------------------------------------------------------
  Common Stock  Christopher M. Swartz   Yes       (a) 2,556,709         17.21%
  Common Stock    Michael F. Cronin     Yes       (b)   720,000          4.85%
  Common Stock    Robert C. Taft        Yes       (c)   314,815          2.12%
  Common Stock       Eric Swartz        Yes              70,005          0.05%
  Common Stock    Richard Beattie       Yes       (d)   100,000          0.07%
         All Officers and Directors as a Group        3,761,529         24.30%

(a) Includes 1,537,037 shares of common stock owned by TAS LLC. Mr. Swartz is an 83% partner in TAS, and as such, is deemed to have beneficial ownership of 83% of the shares owned by TAS. It also includes 374,421 shares of common stock owned by Tri-Emp Enterprises, a limited family partnership. Mr. Swartz is the general partner of Tri-Emp Enterprises, and as such, is deemed to have beneficial ownership of the shares owned by Tri-Emp Enterprises. It also includes 500,000 shares subject to options exercisable by Mr Swartz.

(b) Includes 600,000 shares subject to options currently exercisable by Mr. Cronin.

(c) Includes 314,815 shares of common stock owned by TAS LLC. Mr. Taft is a 17% partner in TAS, and as such, is deemed to have beneficial ownership of 17% of the shares owned by TAS. Mr. Taft resigned from the Board of Directors on September 30, 2003.

(d) Includes 400,000 shares of common stock owned by The Allor Trust In October 2002, pursuant to a stock purchase agreement we issued 400,000 shares of our common stock to The Allor Trust, ("Allor") in exchange for $100,000. In addition, Richard Beattie was appointed to our Board of Directors as a result of this transaction.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Formation of Joint Venture
--------------------------

In October 2002, we formed a joint venture with Concept Acquisitions, LLC., ("COAC") The joint venture Concept Aquisitions II, LLC ("COACII"), has purchased 100% of the assets in the Flamers hamburger concept with 55 units throughout the Mid-Atlantic United States. The purchase price consisted of $1,000,000 in cash and a note payable for $1,600,000 which will require principal and interest payments over a three year period with a balloon payment due thereafter. The transaction was funded as follows:

                                               UFSI        COAC        Total
                                             ---------- ------------ -----------
 Cash for equity position in Joint Venture   $350,000    $350,000    $  700,000
 Cash for note receivable                     300,000        -          300,000
                                             ---------- ------------ -----------
 Total cash used for acquisition             $650,000    $350,000    $1,000,000
                                             ===================================

Conversion of Note Receivable to Equity
---------------------------------------

Subsequent to the formation of the COACII joint venture, in March 2003 we converted our $300,000 note receivable issued to form the joint venture into equity. Under the terms of the agreement, Ultimate Franchise Systems, Inc. will receive the greater of $15,000 per month or 50% of the cash distributions or sales proceeds of COAC II until December 31, 2005. Thereafter, Ultimate Franchise Systems will be entitled to a 25% interest in cash distributions and sales proceeds.

In addition, and in connection with this transaction we converted a separate note receivable of $265,000 which related to our sales of the Mountain Mike's Pizza Concept in april 2000 into an equity position in COAC. This equity interest provides for UFSI to receive 18% of the cash distributions and sales proceeds of COAC commencing after repayment by COAC of all outstanding debt obligations which is expected to occur in October 2006.

Management Agreements
---------------------

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

Allor Trust
-----------

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

Sale of Bakery Operation
------------------------

In March 2002, we sold our bakery operation (Pastry Product Producers) and the building which was used to run the operation to CFB Enterprises, Inc. ("CFB") and Mahar Partnership, LLC ("Mahar"), respectively. CFB and Mahar are partially controlled by our Chief Executive Officer, Christopher Swartz.

Sale of Jreck Subs Division
---------------------------

In August 2002 we sold 100 percent of the common stock in our Jreck Subs subsidiary to Grace Ventures, LLC ("Grace") for $1,996,205 and a 20% Class III Convertible Interest in the Purchaser. $696,205 was received in cash, and we entered into a note receivable with Grace for the remaining $1,300,000. The note requires Grace to make annual principal payments of $50,000 until August 31, 2004 and during that time the principal will accrue interest at 5%. Thereafter, the note will begin to earn interest at 7% and Grace will make annual principal and interest payments of $50,000 through August 31, 2006. At which time Grace will have the option to pay all unpaid principal and interest, or Grace may opt to fully amortize the remaining principal and interest at an increased rate of 10% over the subsequent 60 months through August 2011. Additionally, if Grace does not perform on one of the pay-off options, the note allows us to convert our interest into an 80% ownership interest in Grace. Grace Ventures, LLC is partially owned and operated by our Chief Executive Officer, Christopher Swartz.


Item 13. Exhibits and Reports on Form 8-K.

a) Exhibits. The following exhibits are included as part of this report at the location indicated:

              SEC
 Exhibit   Reference
  Number     Number        Title of Document                        Location
---------- --------- ----------------------------------------   ----------------
Item 31                 Rule 13a-14(a)/15d14(a) Certifications
---------- --------- ----------------------------------------   ----------------
  31.01         31   Certification of Chief Executive Officer       Attached
                     Pursuant to Rule 13a-14
  31.02         31   Certification of Chief Financial Officer       Attached
                     Pursuant to Rule 13a-14

Item 32                 Section 1350 Certifications
---------- --------- ----------------------------------------   ----------------
  32.01         32   Certification of Chief Executive Officer       Attached
                     Pursuant to 18 U.S.C. Section 1350, as
                     Adopted Pursuant to Section 906 of the
                     Sarbanes-Oxley Act of 2002

  32.02         32   Certification of Chief Financial Officer       Attached
                     Pursuant to 18 U.S.C. Section 1350, as
                     Adopted Pursuant to Section 906 of the
                     Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K. During the year ended September 30, 2003, Ultimate Franchise Systems, Inc. did not file any reports on Form 8-K.

                                   SIGNATURES

In accordance with all the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ultimate Franchise Systems, Inc.
--------------------------------
      (Registrant)



                               President & Duly Authorized
                                   Officer Member of
01/09/04   Christopher M. Swartz   Board of Directors  /s/ Christopher M. Swartz
--------   ---------------------  -------------------  -------------------------
  Date          Print Name               Title                   Signature




                                 Chief Financial Officer
                                   Treasurer & Chief
01/09/04      Michael F. Cronin     Operating Officer    /s/ Michael F. Cronin
--------   ---------------------  -------------------  -------------------------
  Date          Print Name               Title                   Signature

                Ultimate Franchise Systems, Inc. and Subsidiaries

                        Consolidated Financial Statements

                 For the Years Ended September 30, 2003 and 2002


                                    Contents



Independent Auditors' Report on Consolidated Financial Statements...........F-1

Consolidated Financial Statements:

     Consolidated Balance Sheets......................................F-2 - F-3
     Consolidated Statements of Operations..................................F-4
     Consolidated Statements of Cash Flows............................F-5 - F-6
     Consolidated Statements of Stockholders' Equity........................F-7
     Notes to Consolidated Financial Statements......................F-8 - F-40

                          Independent Auditors' Report



To the Board of Directors and Stockholders
Ultimate Franchise Systems, Inc.
Heathrow, Florida


We have audited the accompanying consolidated balance sheets of Ultimate Franchise Systems, Inc. and subsidiaries as of September 30, 2003, and 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ultimate Franchise Systems, Inc. and subsidiaries as of September 30, 2003, and 2002 and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

Berman Hopkins Wright & LaHam, CPA's, LLP
Melbourne, Florida
November 7, 2003                                                             F-1

                                Ultimate Franchise Systems, Inc. and Subsidiaries
                                          Consolidated Balance Sheets


                                                                             September 30,         September 30,
                                                                                 2003                   2002
---------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
    Cash                                                                        $    21,083           $    699,234
    Accounts receivable                                                              56,059                 56,160
    Accounts receivable - other                                                           -                581,800
    Prepaid expenses                                                                  6,014                 24,388
    Current portion of notes receivable                                             132,796                 64,716
---------------------------------------------------------------------------------------------------------------------
        Total current assets                                                        215,952              1,426,298
---------------------------------------------------------------------------------------------------------------------

Property and equipment, net                                                          63,449                 68,090
---------------------------------------------------------------------------------------------------------------------

Other assets:
    Goodwill                                                                      3,531,057              3,752,761
    Deferred loan costs, net                                                        114,563                180,023
    Notes receivable, net of current portion and allowance of $274,500
        and $0, respectively                                                      2,275,952              3,291,653
    Investment securities                                                           749,816                 95,024
    Other                                                                         1,041,717                186,787
---------------------------------------------------------------------------------------------------------------------

        Total other assets                                                        7,713,105              7,506,248
---------------------------------------------------------------------------------------------------------------------

Total assets                                                                    $ 7,992,506           $  9,000,636
=====================================================================================================================


Read independent auditors' report. The accompanying notes
Are an integral part of the consolidated financial statements                                                  F-2

                                Ultimate Franchise Systems, Inc. and Subsidiaries
                                     Consolidated Balance Sheets, Continued


                                                                             September 30,         September 30,
                                                                                 2003                   2002
---------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current liabilities:
    Current portion of long-term debt                                         $     788,489          $     888,493
    Accounts payable                                                                199,267                160,413
     Deferred revenue                                                               291,669                  2,013
     Accrued expenses                                                               520,523                408,973
    Accrued preferred stock dividends                                                19,825                 43,642
---------------------------------------------------------------------------------------------------------------------

Total current liabilities                                                         1,819,773              1,503,534
---------------------------------------------------------------------------------------------------------------------
Long-term debt, less current portion                                              2,037,073              2,241,580
---------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                 3,856,846              3,745,114
---------------------------------------------------------------------------------------------------------------------
Minority interest                                                                   202,902                242,911
---------------------------------------------------------------------------------------------------------------------
Redeemable common stock                                                             293,000                293,000
---------------------------------------------------------------------------------------------------------------------

Stockholders' equity:
    Series C convertible preferred stock, no par value, 120 shares
        authorized, issued and outstanding                                          120,000                120,000
    Common stock, $.001 par value, 100,000,000 shares authorized,
        13,749,350, and 12,749,415 shares issued and outstanding,
        respectively                                                             30,611,215             31,096,152
    Accumulated deficit                                                         (27,305,884)           (25,809,041)
    Less:  Stock subscriptions receivable                                                 -               (687,500)
    Accumulated other comprehensive income                                          214,427                      -
---------------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                        3,639,758              4,719,611
---------------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                                    $   7,992,506          $   9,000,636
=====================================================================================================================


Read independent auditors' report. The accompanying notes
Are an integral part of the consolidated financial statements                                                  F-3

                        Ultimate Franchise Systems, Inc. and Subsidiaries
                              Consolidated Statements of Operations


                                                                       Year             Year
                                                                       Ended           Ended
                                                                   September 30,   September 30,
                                                                       2003             2002
--------------------------------------------------------------------------------------------------
Revenues:
    Franchise operations                                          $     1,335,858    $   3,033,489
    Retail sales - company-owned stores                                   756,213          295,537
    Other income                                                          527,776                -
--------------------------------------------------------------------------------------------------
                                                                        2,619,847        3,329,026

Operating costs and expenses:
    Franchise servicing costs                                             743,498        1,405,066
    Cost of retail sales and operating costs - stores                     804,228          168,921
    General and administrative                                          1,249,354        1,097,921
    Consulting and investor relations                                     210,044          147,683
    Amortization and depreciation                                          15,324          275,933
--------------------------------------------------------------------------------------------------

                                                                        3,022,448        3,095,524
--------------------------------------------------------------------------------------------------

Income (loss) from operations                                            (402,601)         233,502

Other income (expense):
    Interest, net                                                        (344,574)        (419,261)
    Impairment of notes receivable and investment securities             (624,500)         (27,051)
    Impairment of goodwill                                               (221,704)               -
    Equity of earnings/(losses) of unconsolidated subsidiary                 (789)           5,517
    Gain on disposal of consolidated subsidiaries                               -          937,398
    Minority interest in income of subsidiary                              40,008           14,965
    Other, net                                                             40,000           17,512
--------------------------------------------------------------------------------------------------
                                                                       (1,111,559)         529,080
--------------------------------------------------------------------------------------------------
Income (loss) from continuing operations before discontinued
      operations                                                       (1,514,160)         762,582
Discontinued operations:
      Income (loss) from operations of discontinued operations                  -          (10,747)
      Gain from disposal of discontinued operations                             -          146,955
--------------------------------------------------------------------------------------------------
Net income (loss)                                                      (1,514,160)         898,790
--------------------------------------------------------------------------------------------------
Preferred stock dividends                                                 (15,600)         (15,600)
--------------------------------------------------------------------------------------------------
Net income (loss) applicable to common stock                      $    (1,529,760)   $     883,190
==================================================================================================

Weighted average number of common shares outstanding                   13,335,826        9,452,918

Earnings (loss) per basic and diluted common share:
    Income (loss) from continuing operations - basic              $          (.11)   $         .08
    Income (loss) from continuing operations - diluted                        N/A              .07
    Income (loss) from discontinued operations - basic                        N/A              .01
    Income (loss) from discontinued operations - diluted                      N/A              .01
    Net income (loss) per common share - basic                               (.11)             .09
    Net income (loss) per common share - diluted                              N/A              .08
==================================================================================================


Read independent auditors' report. The accompanying notes
Are an integral part of the consolidated financial statements                                  F-4

                        Ultimate Franchise Systems, Inc. and Subsidiaries
                              Consolidated Statements of Cash Flows


                                                                     Year             Year
                                                                    Ended             Ended
                                                                September 30,     September 30,
                                                                     2003             2002
-------------------------------------------------------------------------------------------------
Operating activities:
    Net income (loss)                                          $    (1,514,160)       $  898,790
    Adjustments to reconcile net loss to net cash used
      by operating activities:
        Amortization and depreciation                                   15,324           302,669
        Allowance for notes receivable                                 274,500                 -
        Impairment of long-lived assets                                277,635            27,051
        Permanent impairment of goodwill                               221,704                 -
        Gain on settlement of long-term debt                           (40,000)                -
        Gain on sale of discontinued operation                               -          (146,955)
        Gain on sale of consolidated subsidiaries                            -          (937,398)
        Stock and stock options issued for services                     65,000          (112,409)
        Stock of majority owned subsidiary issued for services           8,563                 -
        Stock issued for restructuring of long-term debt                29,000                 -
        Minority interest in income (loss) of subsidiary               (40,008)          (14,965)
        Amortized discounts on financial instruments                         -            63,041
        Amortization of deferred loan costs to interest expense         65,460            65,460
        Capitalized interest on notes receivable                      (136,109)                -
        Amortization of prepaid costs                                        -           114,402
        (Increase) decrease in:
           Accounts receivable                                             101           (11,905)
           Prepaid expenses                                             21,333           (77,335)
           Other assets                                                      -           (23,106)
        Increase (decrease) in:
           Accounts payable                                             38,853          (243,010)
           Deferred revenue                                           (210,344)          (14,517)
           Accrued liabilities                                         111,550          (142,158)
-------------------------------------------------------------------------------------------------

Net cash used by operating activities                                 (811,598)         (252,345)
-------------------------------------------------------------------------------------------------

Investing activities:
    Purchase of property and equipment                                  (2,550)           (9,452)
    Proceeds from sale of consolidated subsidiary                            -           696,205
    Proceeds from sale of marketable securities                         57,000             4,600
    Issuance of notes receivable                                             -           (28,495)
    Proceeds from collection of dividends                               27,008                 -
    Cash used for formation of joint venture                          (650,000)                -
    Proceeds from collection of notes receivable                       897,000           212,719
-------------------------------------------------------------------------------------------------

Net cash provided by investing activities                              328,458           875,577
-------------------------------------------------------------------------------------------------

Financing activities:
    Borrowings on long-term debt                                       300,000           335,000
    Proceeds on sale of stock options of majority owned                      -             5,000
        subsidiary
    Proceeds from sale of common stock                                 100,000           443,000
    Cash surrendered from sale of consolidated subsidiaries                  -           (18,246)
    Dividends paid on preferred stock                                   (6,500)          (49,375)
    Payments on long-term debt                                        (588,511)         (700,304)
-------------------------------------------------------------------------------------------------

Net cash provided (used) by financing activities                      (195,011)           15,075
-------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                  (678,151)          638,307

Cash and cash equivalents, beginning of period                         699,234            60,927
-------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                       $        21,083   $       699,234
=================================================================================================


Read independent auditors' report. The accompanying notes
Are an integral part of the consolidated financial statements                                 F-5

                                Ultimate Franchise Systems, Inc. and Subsidiaries
                                Consolidated Statements of Cash Flows, Continued


Certain supplemental disclosure of cash flow information and non-cash investing and financing activities is as follows:

                                                                                        Year                   Year
                                                                                        Ended                 Ended
                                                                                    September 30,         September 30,
                                                                                        2003                   2002
----------------------------------------------------------------------------------------------------------------------------
Cash paid for interest                                                          $          184,508        $       191,139
----------------------------------------------------------------------------------------------------------------------------
Conversion of series G debt  into common stock                                  $                         $       175,000
                                                                                                 -
Conversion of note receivable into joint venture equity                                    543,083                      -
Repossession of corporately owned Central Park store                                             -                155,229
Accrued preferred stock dividends relieved                                                  32,917                185,948
Acquisition of investment securities for services                                          500,000                      -
Write down of non-refundable deposit of potential acquisition                               75,000                      -
Acquisition of fixed assets for note payable                                                     -                 29,183
Unrealized gain on marketable securities                                                   214,427                      -
Preferred stock dividends accrued                                                           15,600                 15,600
Stock issued to acquire common stock of unrelated entity                                         -                 75,000
Stock returned to treasury for cancellation of subscription receivable                     687,500                      -
Subsidiary common stock issued for investment securities                                         -                 57,000
============================================================================================================================

Read independent auditors' report. The accompanying notes
Are an integral part of the consolidated financial statements                                                            F-6

                                        Ultimate Franchise Systems, Inc. and Subsidiaries
                                        Consolidated Statements of Stockholders' Equity

                                                                                                              Accumulated
                                                                                                                Other
                                                                          Preferred                             Compre-
                                                    Common                 Series C                  Subscrip-  hensive
                                             ----------------------  -----------------  Accumulated    tion     Income     Total
                                              Shares       Amount     Shares   Amount     Deficit      Notes    (Loss)     Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2001                  8,695,864  $30,113,718    120    $120,000 $(26,692,231) $(687,500) $      - $2,853,987
Issuance of options for prepaid services             -       42,979      -           -            -          -         -     42,979
Issuance of options of majority owned
 subsidiary                                          -        5,000      -           -            -          -         -      5,000
Cost in excess of par on retirement of stock
 of majority owned  subsidiary                       -      (35,498)     -           -            -          -         -    (35,498)
Conversion of Series G debenture             1,600,000      175,000      -           -            -          -         -    175,000
Issuance of common stock for cash and
 investment securities                       1,851,852      500,000      -           -            -          -         -    500,000
Stock issued for acquisitions                  375,000       75,000      -           -            -          -         -     75,000
Stock issued for conversion of debt            226,699       34,005      -           -            -          -         -     34,005
Preferred dividends                                  -      185,948      -           -      (15,600)         -         -    170,348
Net income                                           -            -      -           -      898,790          -         -    898,790
------------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2002                 12,749,415  $31,096,152    120    $120,000 $(25,809,041) $(687,500) $      - $4,719,611

Issuance of common stock as payment of
 interest on long-term debt                    200,000       29,000      -           -            -          -         -     29,000
Excess of par value of subsidiary common
 stock issued for services                                    8,563      -           -            -          -         -      8,563
Stock returned to the treasury of the company  (50,065)    (687,500)     -           -            -    687,500         -          -
Issuance of common stock for cash              400,000      100,000      -           -            -          -         -    100,000
Stock issued for services                      450,000       65,000      -           -            -          -         -     65,000
Write off of preferred Series F dividends            -            -      -           -       32,917          -         -     32,917
Preferred dividends                                  -            -      -           -      (15,600)         -         -    (15,600)
Net income                                           -            -      -           -   (1,514,160)         -         - (1,514,160)
Unrealized gain on investment securities             -            -      -           -            -          -   214,427    214,427

Balance, September 30, 2003                 13,749,350  $30,611,215    120    $120,000 $(27,305,884) $       -  $214,427 $3,639,758
====================================================================================================================================


Read independent auditors' report. The accompanying notes
Are an integral part of the consolidated financial statements                                                                    F-7

                Ultimate Franchise Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2003 and 2002


1.       Background Information

         Ultimate Franchise Systems, Inc. (collectively "we" and "our"), was incorporated on July 19, 1995 under the laws of the State of Colorado. On April 25, 2002, we changed our state of domicile from the State of Colorado to the State of Nevada.

         We are a franchise management and venture company with minority interests in numerous restaurant concepts located throughout the United States. Our headquarters are located in Heathrow, Florida. Currently, we have equity interest in companies controlling approximately 385 franchised restaurant locations and 40 weight loss clinics throughout the United States. Our strategy continues to be one of growth through the acquisition of minority positions in other restaurant franchise companies. This allows us to provide franchise management services to other companies without any increase to operating expenses and provides us with a more diversified portfolio of restaurant brands. In addition, we offer guidance and assistance to the franchisees in areas such as product preparation, equipment purchasing, marketing, administrative support and employee training.

         Our consolidating subsidiaries include Sobik's International Franchising, Inc. a Florida corporation, and Central Park of America, Inc., a Delaware corporation. These subsidiaries operate restaurants under the trade names of Sobik's Subs, and Central Park, respectively. Also, prior to the subsidiaries' equity disposition, our company included Jreck Subs, Inc. a New York corporation, and Li'l Dino Corporation, a North Carolina corporation. During the year ended September 30, 2002, Jreck Subs, Inc. and Li'l Dino Corporation were sold on August 31, 2002 and September 30, 2002, respectively (See Note
         3)


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

Read independent auditors' report. The accompanying notes
Are an integral part of the consolidated financial statements                F-8

                Ultimate Franchise Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2003 and 2002


2.       Significant Accounting Policies (continued)

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

         Property and Equipment
         ----------------------

         Property and equipment are recorded at cost. Maintenance and repairs are charged to operations as incurred. Betterments and renewals are capitalized. When property and equipment are sold or otherwise disposed of, the asset account and the related accumulated depreciation accounts are relieved, and any gain or loss is included in operations. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, generally ranging from five to 40 years. For the years ended September 30, 2003 and 2002, depreciation expense amounted to $7,191 and $26,738 respectively.

         Asset Impairment
         ----------------

         We regularly examine our long-lived assets for possible impairment indicators. If an impairment indicator is noted, the estimated undiscounted future cash flows of these assets are compared to the recorded value of the assets. If the net recorded value cannot be recouped, the assets are written down to their fair market value. For the years ended September 30, 2003 and 2002, we determined that certain investments and notes receivable had incurred impairment (see note 5). As a result, the accompanying consolidated statements of operations reflects a write-down of note receivable and investment securities in the amount of $624,500 and $27,051, respectively.

         Deferred Loan Costs
         -------------------

         Deferred loan costs are amortized ratably over the terms of the related loans. For the years ended September 30, 2003 and 2002, amortization of deferred loan costs amounted to $65,460 for both years.

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

Read independent auditors' report. The accompanying notes
Are an integral part of the consolidated financial statements                F-9

                Ultimate Franchise Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2003 and 2002


2.       Significant Accounting Policies (continued)

         As a result of these tests, we concluded that the goodwill associated with the purchase of the Sobik's Subs division had suffered impairment during 2003. As a result, we recorded an impairment expense of $221,704 in 2003. No impairment of the goodwill associated with the Central Park division was present in 2003.

         Revenue Recognition
         -------------------

         Continuing franchise royalty revenue is recognized monthly as earned. Initial franchise royalty revenue is recognized when all services or conditions relating to the sale of the individual franchise has been substantially performed. Revenues from company-owned stores and bakery products are recognized upon the sale of products.

         Advertising Costs
         -----------------

         Advertising costs are charged to operations as incurred. Advertising expenses were $13,219 and $29,747 for the years ended September 30, 2003 and 2002, respectively.

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

Read independent auditors' report. The accompanying notes
Are an integral part of the consolidated financial statements               F-10

                Ultimate Franchise Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2003 and 2002


2.       Significant Accounting Policies (continued)

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

         Fair Value of Financial Instruments
         -----------------------------------

         Financial Accounting Standards Board Statement No. 107 ("FAS 107"), "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2003.

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

Read independent auditors' report. The accompanying notes
Are an integral part of the consolidated financial statements               F-11

                Ultimate Franchise Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2003 and 2002


2.       Significant Accounting Policies (continued)

         Contingently issued shares are included in diluted earnings per share based on the number of shares, if any, that would be issuable under the terms of the acquisition agreements if the end of the reporting period were the end of the contingency period.

         Potential common shares at September 30, 2003 and 2002 include 2,229,794 and 1,108,942 stock options and warrants and approximately 450,000 shares from convertible notes payable, for both years. We also have a liability to issue 25,000 shares of common stock as of September 30, 2003 and 2002, respectively. This liability to issue common stock of $58,650 is included as a component of accrued expenses on the accompanying consolidated balance sheets.

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

         Recent Accounting Pronouncements
         --------------------------------

         In January 2003, the FASB issued Interpretation 46, Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to transactions entered into prior to February 1, 2003 in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of the Interpretation on July 1, 2003 did not have a material impact on our financial statements.

Read independent auditors' report. The accompanying notes
Are an integral part of the consolidated financial statements               F-12

                Ultimate Franchise Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2003 and 2002


2.       Significant Accounting Policies (continued)

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-- Transition and Disclosure--an Amendment to SFAS No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method on accounting for stock-based employee compensation, as well as additional disclosure requirements for both quarterly and annual reporting. The Company has elected to continue to account for stock-based employee compensation by the intrinsic value method under APB 25, as the Company's financial statements had the fair value method been used. Accordingly, the implementation of SFAS No. 148 has not had a material effect on the Company's consolidated financial position or results of operations.

         In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. The Statement is effective (with certain exceptions) for contracts entered into or modified after June 30, 2003. We do not believe the adoption of this Statement will have a material impact on our financial statements.

         In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not believe the adoption of this Statement will have a material impact on our financial statements.

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

         Reclassifications
         -----------------

         Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 presentation.

Read independent auditors' report. The accompanying notes
Are an integral part of the consolidated financial statements               F-13

                Ultimate Franchise Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2003 and 2002


3.       Disposition of Subsidiaries

         Changes in goodwill and accumulated amortization for the years ended September 30, 2003 and 2002 are as follows:

                                                                                  Accumulated          Net
                                                                  Goodwill       Amortization        Goodwill
         ---------------------------------------------------------------------------------------------------------
         Balance, September 30, 2001                          $     7,692,816      $ (1,127,712)  $    6,565,104
         Disposition of L'il Dino                                  (2,485,000)          434,872       (2,050,128)
         Disposition of Pastry Products                            (1,129,537)          269,748         (859,789)
         Adjustment for re-acquisition of Central Park store           97,574                 -           97,574
         ---------------------------------------------------------------------------------------------------------
         Balance, September 30, 2002                          $     4,175,853      $   (423,092)  $    3,752,761
         Impairment of Sobik's Subs                                  (221,704)                -         (221,704)
         ---------------------------------------------------------------------------------------------------------
         Balance, September 30, 2003                          $     3,954,149      $   (423,092)  $    3,531,057
         =========================================================================================================

         During the year ended September 30, 2002 we sold majority interests in three of our wholly owned subsidiaries. The operating results of these subsidiaries were included in the consolidated financial statements up to the date of their disposition.

                  Li'l Dino Corporation
                  ---------------------

                  On September 30, 2002 we sold 100 percent of the common stock in our Li'l Dino subsidiary to Emily's Ventures, LLC ("Emily's) for $1,081,800 and a 20% Class III Convertible Interest in the Purchaser. $581,800 was received in cash in October 2002. Additionally, we entered into a note receivable with Emily's for the remaining $500,000. This note receivable was subsequently sold to a third party for $225,000 in cash in June 2003 and the difference between the carrying value and the cash received was expensed during the year ended September 30, 2003.

                  According to this agreement, the 20% Class III Interests will not receive any economic benefit until the retirement of the $500,000 note in September 2011. At that time, the Class III Interests will have the right to 20% pro-rata of the net income of the Emily's Ventures in perpetuity.

                  As a result, we recognized a loss on the sale of this subsidiary in the amount of $991,733. The transaction was recorded as follows:

                      Total consideration paid                      $ 1,081,800
                      Less book value of assets sold                 (2,081,563)
                      Plus book value of liabilities sold                 8,030
                                                                    -----------
                      Loss on sale of partial equity of subsidiary  $  (991,733)
                                                                    ===========
Read independent auditors' report. The accompanying notes
Are an integral part of the consolidated financial statements               F-14

                Ultimate Franchise Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2003 and 2002


3.       Disposition of Subsidiaries, (continued)

                  Jreck Subs, Inc.
                  ----------------

                  On August 31, 2002 we sold 100 percent of the common stock in our Jreck Subs subsidiary to Grace Ventures, LLC ("Grace") for $1,996,205 and a 20% Class III Convertible Interest in the Purchaser. $696,205 was received in cash, and we entered into a note receivable with Grace for the remaining $1,300,000. The note requires Grace to make annual principal payments of $50,000 until August 31, 2004 and during that time the principal will accrue interest at 5%. Thereafter, the note will begin to earn interest at 7% and Grace will make annual principal and interest payments of $50,000 through August 31, 2006. At which time Grace will have the option to pay all unpaid principal and interest, or Grace may opt to fully amortize the remaining principal and interest at an increased rate of 10% over the subsequent 60 months through August 2011. Additionally, if Grace does not perform on one of the pay-off options, the note allows us to convert our interest into an 80% ownership interest in Grace.

                  Due to several operational changes and increases in required human resources and other systems at the Jreck Subs, they are currently, past due on approximately $95,000 in principal payments. These changes were the result of aggressive representations of growth and income levels at the time of sale which have not materialized, but recently two new stores opened subsequent to the year end and one additional store is under construction. During the year ended September 30, 2003 we received principal payments of $45,000. We have modified the terms of this note to allow Grace Ventures to pay $50,000 annually in principal payments until August 2006. At this time Grace will have the option to either make a balloon payment on the outstanding principal and accrued interest or amortize this balance at an increased rate of 10% through August 2011.

                  According this agreement, the 20% Class III Interests will not receive any economic benefit until the retirement of the $500,000 note in September 2011. At that time, the Class III Interests will have the right to 20% pro-rata of the net income of the Grace Ventures in perpetuity.

                  Grace Ventures, LLC is partially owned and operated by our Chief Executive Officer, Christopher Swartz who individually could influence the collection and satisfaction of the note receivable.

Read independent auditors' report. The accompanying notes
Are an integral part of the consolidated financial statements               F-15

                Ultimate Franchise Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2003 and 2002


3.       Disposition of Subsidiaries, (continued)

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
                                                                    ===========

                  Pastry Product Producers, LLC
                  -----------------------------

                  On March 30, 2002 we sold our bakery operation (Pastry Product Producers, LLC) and the building it operated in to CFB Enterprises, Inc. ("CFB") and Mahar Partnership, LLC, ("Mahar") respectively. CFB and Mahar are partially owned and operated by our Chief Executive Officer, Christopher Swartz. The purchase price of the business consisted of $10,000 in cash and the issuance of two notes receivable with values of $90,000 and $900,000, respectively.

                  In 2003 the management of the bakery formalized a plan to improve daily operations. While we fully expect that the results of this plan to take shape in 2004 there are no guarantees. As a result, based on the 2003 operating performance of the bakery we have recorded an allowance for uncollectible notes receivable of $274,500 which is 25% of the original carrying value. This allowance will be monitored during 2004 and will be adjusted when the execution of the operating plan takes place.

                  The purchase price of the building consisted of a note receivable with a discounted value of $191,942 and $174,319 in cash. From the cash proceeds we paid the remaining balance on our existing mortgage of $69,797. The transaction was recorded as follows:

                      Total consideration paid                    $  1,366,261
                      Less book value of assets sold                (1,303,138)

                      Plus book value of liabilities sold               83,832
                                                                  ------------
                      Gain on sale of subsidiary                  $    146,955
                                                                  ============

Read independent auditors' report. The accompanying notes
Are an integral part of the consolidated financial statements               F-16

                Ultimate Franchise Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2003 and 2002


4.       Formation of Joint Venture

         In October 2002, we formed a joint venture with Concept Acquisitions, LLC., ("COAC") The joint venture concept Aquisition II, LLC ("COACII"), has purchased 100% of the assets in the Flamers hamburger concept that has 55 units throughout the Mid-Atlantic United States. The purchase price consisted of $1,000,000 in cash and a note payable for $1,600,000 which will require principal and interest payments over a three year period with a balloon payment due thereafter. The transaction was funded as follows:

                                                      UFSI     COAC      Total
                                                    -------- -------- ----------
         Cash for equity position in Joint Venture  $350,000 $350,000 $  700,000
           Cash for note receivable                  300,000        -    300,000
                                                    -------- -------- ----------
           Total cash used for acquisition          $650,000 $350,000 $1,000,000
                                                    ======== ======== ==========


         Subsequent to this transaction in March 2003, we converted our $300,000 note receivable issued to form the joint venture into a reduced equity position in this joint venture. Under the terms of the agreement, Ultimate Franchise Systems, Inc. will receive a guaranteed distribution of profits in the joint venture equal to the greater of $15,000 per month or 50% of the cash distributions or sales proceeds of COAC II until December 31, 2005. Thereafter, Ultimate Franchise Systems will be entitled to a 25% interest in cash distributions and sales proceeds.

         We have reported the carrying value of this asset at the original cost basis of $650,000. To date we have received $135,000 in cash associated with the guaranteed distribution of net income in the joint venture. These cash receipts have been reported in the other income section of the statement of operations.

         In addition, and in connection with this transaction we converted a seperate note receivable of $265,000 which related to our sale of the Mountain Mikes's Pizza concept in April 2000 into an equity position in COAC. COAC. This equity interest provides for UFSI to receive 18% of the cash distributions and sales proceeds of COAC commencing after repayment by COAC of all outstanding debt obligations which is expected to occur in October 2006.

Read independent auditors' report. The accompanying notes
Are an integral part of the consolidated financial statements               F-17

                Ultimate Franchise Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2003 and 2002


5.       Notes Receivable

         Notes receivable are comprised of the following at September 30, 2003 and 2002:

                                                                                          2003               2002
         ---------------------------------------------------------------------------------------------------------
         $800,000 note receivable from COAC from sale of Mountain Mike's Pizza;
           written down to $265,000 in March 2001, and converted into 18%
           ongoing equity interest in COAC starting in 2006. (See note 4)        $           -   $        232,125

         $500,000 note receivable from Emily's Ventures, LLC; with various interest rates from 5% to 10%, sold for $225,000 in cash in June 2003
           (See note 3)                                                                      -            500,000

         $1,300,000 note receivable from Grace Ventures Group, LLC; with various interest rates from 5% to 10%, annual principal only payments of
           $50,000 until August 2004, Currently in default (See note 3 Grace
           Ventures is a related party)                                              1,320,000          1,300,000

         $260,682 non-interest bearing note receivable from Mahar Partnership from sale of building that was used in the Pastry Products Bakery operation. Payable in full by March 2009, net of unamortized discount of $50,434 at September 30, 2003. A 7% discount rate was used for
           this computation. (See note 3 Mahar Partnership is a related party)         210,248            198,044

         $1,000,000 notes receivable from CFB Enterprises from sale of Pastry
           Products; $90,000, interest-free, due in March 2003, and $900,000, accruing interest at 8%, due in equal quarterly payments from April
           2005 through March 2012. Net of $274,500 allowance for doubtful
           accounts. (See note 3 CFB Enterprises is a related party)                   823,500          1,026,000

         $55,000 note receivable from Clark from sale of Seawest; due September
           2004                                                                         55,000             55,000

         Various notes receivable from franchisees; with interest of 8% to 10%, payable in monthly principal and interest installments with maturity dates through September 2003; includes the effects of an impairment
           recognized in the amount of $87,622.                                              -             45,200
         ---------------------------------------------------------------------------------------------------------
                                                                                     2,408,748          3,356,369

         Less current portion                                                         (132,796)           (64,716)
         ---------------------------------------------------------------------------------------------------------
                                                                                 $   2,275,952   $      3,291,653
         =========================================================================================================

Read independent auditors' report. The accompanying notes
Are an integral part of the consolidated financial statements               F-18

                Ultimate Franchise Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2003 and 2002


6.       Concentrations and Credit Risk

         As indicated in the table above, we have several notes receivable with related parties. While we fully anticipate timely collection of these notes, their nature causes a possible credit risk.

7.       Investment Securities

         The following details an itemized list of our investment securities as of September 30, 2003.

                                                                                  Current Market
                                                   Number of      Bid Price on       Value of         Valuation     Book Value
       Corporation Name           Percentage     Shares Owned       9/30/03         Investment        Allowance     on 9/30/03
-------------------------------- -------------- ---------------- --------------- ----------------- ---------------- ------------
Weight Loss Forever Int'l, Inc.            18%     8,997,368      $    0.14       $  1,259,632      $  (629,816)     $629,816
Famous Food Group, Inc.                    13%     6,000,000      $    0.02       $    120,000                -      $120,000
                                                ----------------              ----------------- ---------------- ------------
                                                  14,997,368                      $  1,379,632      $  (629,816)     $749,816

         The following summarizes our portfolio of investment securities as of September 30, 2003 and 2002:

         ---------------------------------------------------------------------------------------
         Carrying value at September 30, 2001                                       $  69,675
         Recognition of impairment in value of investment
           securities due to other than temporary decline in
           market value                                                               (27,051)
         Investment securities acquired via sale of common stock                       57,000
         Sale of investment securities                                                 (4,600)
         ---------------------------------------------------------------------------------------

         Carrying value at September 30, 2002                                       $  95,024
         Acquisition of investment securities                                         500,000
         Recognition of impairment in value of investment
           securities due to other than temporary decline in
           market value                                                                (2,635)
         Sale of investment securities for cash                                       (57,000)
         Cumulative unrealized gains on investment securities                         214,427
         ---------------------------------------------------------------------------------------

         Carrying value at September 30, 2003                                       $ 749,816
         =======================================================================================


Read independent auditors' report. The accompanying notes
Are an integral part of the consolidated financial statements               F-19

                Ultimate Franchise Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2003 and 2002


8.       Other Assets

         The following table summarizes our other long-term assets as of September 30, 2003 and 2002:

                                                            2003        2002
         -----------------------------------------------------------------------
         Equity in COAC II Joint Venture (See note 4)   $  650,000   $       -
         Equity in Mountain Mike's (See note 4)            243,084           -
         Investment in Uptown Restaurant Group              38,554      66,351
         Investment in Gators Franchising, LLC.             35,864      38,086
         Trademarks, net of accumulated amortization        74,215      82,350
         -----------------------------------------------------------------------
                                                        $1,041,717   $ 186,787

         Our ownership interest in the companies is as follows:

                                                                   Method of
             Corporation Name                       Percentage  Accounting Used
         -----------------------------------------------------------------------
         Concept Acquisitions II, LLC                   25%     Equity Method
         Mountain Mike's                                18%     Equity Method
         Uptown Restaurant Group                        29%     Equity Method
         Gator's Dockside Int'l Franchising, Inc.       30%     Equity Method

9.       Property and Equipment

         Property and equipment are comprised of the following at September 30, 2003 and 2002:

                                                          2003          2002
         -----------------------------------------------------------------------
         Land and buildings                          $    34,554     $   51,897
         Machinery and equipment                          13,241         10,691
         Office and computer equipment                    11,261         11,261
         Leasehold improvements                           17,343              -
         -----------------------------------------------------------------------
                                                          76,399         73,849
         Less accumulated depreciation                   (12,950)        (5,759)
         -----------------------------------------------------------------------
         Net property and equipment                  $    63,449     $   68,090
         =======================================================================

Read independent auditors' report. The accompanying notes
Are an integral part of the consolidated financial statements               F-20

                Ultimate Franchise Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2003 and 2002


10.      Accrued Expenses

         Accrued expenses are comprised of the following at September 30, 2003 and 2002:

                                                                 2003      2002
         -----------------------------------------------------------------------

         Accrued payroll and payroll-related items           $  3,219  $  1,321
         Accrued interest                                     197,405   154,266
         Liability to issue common stock                       58,650    58,650
         Accrued sales tax payable                                  -       230
         Accrued settlement costs                                   -   177,907
         Accrued fountain incentive due to related companies  249,482         -
         Other accrued expenses                                11,767    16,599
         -----------------------------------------------------------------------
                                                             $520,523  $408,907
         =======================================================================


Read independent auditors' report. The accompanying notes
Are an integral part of the consolidated financial statements               F-21

                Ultimate Franchise Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2003 and 2002


11.      Long-Term Debt

         Long-term debt consists of the following at September 30, 2003 and 2002:

                                                                                         2003            2002
         ---------------------------------------------------------------------------------------------------------
         Note payable to former owners of acquired Central Park subsidiary, payable in monthly installments at the prime lending rate less 0.5%
           (3.5% at September 30, 2003) of $6,670 through July 2005;
           collateralized by certain accounts receivable, real and personal
           property and inventory.                                                   $    133,250    $    202,231

         Note payable to former owner of acquired Central Park subsidiary, payable in equal monthly principal and interest installments at the greater of the prime lending rate plus 3% (7% at September 30, 2003)
           or 12% of $12,289 through July 2005; collateralized by certain
           accounts receivable, real and personal property and inventory.                 231,739         343,974

         Note payable to former owner of acquired Central Park subsidiary, payable in equal monthly principal and interest installments at the greater of the prime lending rate plus 3% (7% at September 30, 2003)
           or 12% of $12,289 through July 2005; collateralized by certain
           accounts receivable, real and personal property and inventory.                  62,632          92,966

         Convertible note payable in the face amount of $950,000; monthly principal and interest payments at 7% until July 2010 of $12,952. The note is convertible into Company common stock at $1.00 per share
           beginning July 2001. This note is uncollateralized.                            934,608         948,267

         Convertible note payable to former owners of acquired Central Park subsidiary, interest accrues at 7% until July 2005 and then monthly principal and interest payments of $3,960 until July 2010. The note is convertible into Company common stock at $1.00 per share beginning
           July 2001. This note is uncollateralized.                                      200,000         200,000

         Three notes payable in the cumulative face amount of $600,000 issued in connection with the Central Park acquisition for non-compete agreements, these notes bear interest at 7% until July 2005 and then payable in equal aggregate monthly payments until July 2010. These notes are uncollateralized. One note with a face amount of $80,000
           was retired in January 2003 for $40,000.                                       520,000         600,000

         Note payable to related party (Mahar Partnership), Paid in full in
           April 2003.                                                                          -         170,709

Read independent auditors' report. The accompanying notes
Are an integral part of the consolidated financial statements               F-22

                Ultimate Franchise Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2003 and 2002


11.      Long-Term Debt (continued)
                                                                                         2003            2002
         ---------------------------------------------------------------------------------------------------------
         Note payable to former owner of acquired subsidiary; monthly principal and interest payments at 7% of $3,019 are due through July 2007;
           collateralized by royalty revenues generated by the Sobik's
           franchises.                                                                    126,054         148,171

         Four notes payable to individuals with an aggregate face amount of
           $350,000; all unpaid principal and interest at 8% currently past-due;
           collateralized by a personal guarantee of our chief executive
           officer.                                                                        80,000          80,000

         Two notes payable to individuals with an aggregate face amount of
           $150,000; quarterly interest at 15%; principal and interest payments
           of $10,840 continue through July 2006. Non-collateralized.                     102,935         128,219

         Three notes payable to individuals; monthly interest-only payments at
           15% due through November 2004, at which time any remaining unpaid principal and interest is due; these notes are uncollateralized and are net of unamortized loan costs of $138,000 and $114,000 respectively. We are in arrears with respect to the interest payments
           and thus have classified these notes as currently due.                         138,000         114,000

         Note payable to a corporation; monthly interest only payments at 12%
           until September 2003; thereafter quarterly principal and interest
           payments of $77,000 until fully paid in June 2004.                             226,000               -

         Note payable to five individuals with an aggregate face amount of
           $85,000; monthly interest only payments at 15% due through March 11,
           2003, at which time principal is due; upon mutual agreement between parties the note may be extended for an additional twelve month period; this note is collateralized by a personal guaranty and a
           UCC-1 filing on the royalty stream of Sobik's. Two of these notes
           payable with a face value of $25,000 were paid in 2003.                         60,000          85,000

         Various uncollateralized notes payable; due with various monthly principal and interest payments; maturing at various dates through
           July 2004.                                                                      10,344          16,536
         ---------------------------------------------------------------------------------------------------------
                                                                                        2,825,562       3,130,073

         Less current portion                                                            (788,489)       (888,493)
         ---------------------------------------------------------------------------------------------------------

         Total long-term debt                                                        $  2,037,073    $  2,241,580
         =========================================================================================================


Read independent auditors' report. The accompanying notes
Are an integral part of the consolidated financial statements               F-23

                Ultimate Franchise Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2003 and 2002


11.      Long-Term Debt (continued)

         Interest expense on long-term debt during the years ended September 30, 2003 and 2002 amounted to $344,574 and $444,217, respectively.

         The annual maturities of long-term debt for the five years subsequent to September 30, 2003 are as follows:

                                                           Total
                      ------------------------------------------------
                      2004                             $     788,489
                      2005                                   553,266
                      2006                                   321,006
                      2007                                   288,260
                      2008                                   270,227
                      Thereafter                             604,314
                      ------------------------------------------------
                                                       $   2,825,562
                      ================================================

12.      Stockholders' Equity

         The following is a synopsis of significant transactions involving stockholders' equity accounts:

         Preferred Series C
         ------------------

         In September 1997, we designated and issued 120 shares of no par value Series C convertible preferred stock ("Preferred Series C") in connection with the acquisition of Quality Franchise Systems, Inc.. The preferred series C stock is entitled to cumulative dividends at a rate of $32.50 per share per quarter and is convertible into common stock at a rate of 13.32 shares of common stock for each preferred share with a face amount of $1,000. The stock is redeemable at our option or in liquidation at a rate of $1,000 per share.

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


Read independent auditors' report. The accompanying notes
Are an integral part of the consolidated financial statements               F-24

                Ultimate Franchise Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2003 and 2002


12.      Stockholders' Equity (continued)

         Stock Subscriptions Receivable
         ------------------------------

         During 1998, we sold 50,000 shares of common stock valued at $687,500 to our Chief Financial Officer in exchange for subscription notes receivable.

         The fair value of the subscription was based on the quoted market price of our common stock on the date of issuance. In January 2003 these shares were returned to the treasury of the company and subscription receivable of $687,500 was eliminated.

         Stock Issued for Services
         -------------------------

         For the years ended September 30, 2003 and 2002, we issued 450,000 and 0 shares of common stock, respectively, in exchange for consulting and legal services. The aggregate fair value of these shares was $65,000 and $0, respectively, based on the market value of the stock on the date of issuance.

         Conversion of Debt to Equity
         ----------------------------

         During the years ended September 30, 2003 and 2002, we issued 0 and 1,600,000 shares of common stock to convert $0 and $175,000 of our series G convertible debentures into common stock. As of September 30, 2002, all shares of the Series G convertible debentures were converted into common stock.

         Stock Issued as Interest on Long-Term Debt
         ------------------------------------------

         During 2003 we issued 200,000 shares of common stock as payment of interest on Long-Term debt. The fair market value of these securities was $29,000 at the date of the issuance of these shares.

         Stock Issued for Cash and Investment Securities
         -----------------------------------------------

         In October 2002, pursuant to a stock purchase agreement we issued 400,000 shares of our common stock to The Allor Trust, ("Allor") in exchange for $100,000. In addition, Richard Beattie was appointed to our Board of Directors as a result of this transaction.

Read independent auditors' report. The accompanying notes
Are an integral part of the consolidated financial statements               F-25

                Ultimate Franchise Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2003 and 2002


12.      Stockholders' Equity (continued)

         In August 2002, we entered into a stock purchase agreement with TAS LLC ("TAS") whereby TAS was issued 1,851,852 shares of common stock in return for $443,000 in cash and 81,000 shares of common stock of a publicly traded franchising company located in the Northeastern United States. The fair market value of these shares at the date of the transaction was determined to be approximately $57,000.

         Our Chief Executive Officer, Christopher Swartz and Chief Concept Officer, Robert Taft have beneficial ownership interests in TAS, LLC of 83% and 17%, respectively.

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

         As of September 30, 2003, we own approximately 79% of the outstanding common stock of this subsidiary. The accompanying consolidated financial statements appropriately reflect a minority interest in the amount of $202,902 and the minority's share of the subsidiary's income in the amount of $40,008.

Read independent auditors' report. The accompanying notes
Are an integral part of the consolidated financial statements               F-26

                Ultimate Franchise Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2003 and 2002


12.      Stockholders' Equity (continued)

         Common Stock Options and Warrants
         ---------------------------------

         In February 1999, we approved the 1998 Incentive Plan ("Incentive Plan") to enable us to offer our employees and consultants' equity interests. There are 150,000 shares designated under the Incentive Plan and are fully vested upon grant.

         In October 2001, we granted 1,800,000 options to our employees. These options were granted with an exercise price of $.08 per share which was equal to the market value of our stock on that day. 900,000 options vested on October 1, 2002 and the remaining 900,000 vested on October 1, 2003. These options will expire on October 1, 2007, and October 1, 2008, respectively.

         In December 2001, we issued 429,792 options pursuant to an agreement with an investor relations company. These options have an exercise price of $.10 and expire in December 2006. Furthermore, this agreement allows for purchase of up to 5% of our diluted common stock at a price equal to the current bid.

         In August 2002, we issued options to purchase up to 10% of the then outstanding common stock pursuant to the stock purchase with TAS LLC. The exercise price is equal to 75% of the market value of the stock at the time the options are exercised and the options expire in August 2005.

         The Company had 2,697,723 options outstanding at September 30, 2003, all of these options were issued outside of the Incentive Plan. Changes in options outstanding for the year ended September 30, 2003 and 2002 under the Incentive Plan and options outstanding outside of the Incentive Plan are summarized as follows:


Read independent auditors' report. The accompanying notes
Are an integral part of the consolidated financial statements               F-27

                Ultimate Franchise Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2003 and 2002


12.      Stockholders' Equity (continued)

         Options Within the Incentive Plan
         ---------------------------------

                                                                                                      Weighted-
                                                                                   Weighted-            Average
                                                                                     Average         Fair Value
                                                                                    Exercise         of Options
                                                                   Shares              Price            Granted
         ---------------------------------------------------------------------------------------------------------
         Balance, September 30, 2001                               62,000       $       2.00        $         -
         Granted                                                        -
                                                                                           -                  -
         Less options expired                                     (62,000)              1.94                  -
         ---------------------------------------------------------------------------------------------------------

         Balance, September 30, 2002                                    -       $          -        $         -
         Granted                                                        -                  -                  -
         Less options expired                                           -                  -                  -
         ---------------------------------------------------------------------------------------------------------

         Balance, September 30, 2003                                    -       $          -        $         -
         =========================================================================================================

         Options Outside of the Incentive Plan
         -------------------------------------
                                                                                                      Weighted-
                                                                                   Weighted-            Average
                                                                                     Average         Fair Value
                                                                                    Exercise         of Options
                                                                   Shares              Price            Granted
         ---------------------------------------------------------------------------------------------------------
         Balance, September 30, 2001                              938,857       $      10.42        $         -

         Granted                                                2,229,794                .08                .08
         Less options expired                                    (334,500)              2.99                  -
         ---------------------------------------------------------------------------------------------------------

         Balance, September 30, 2002                            2,834,151       $       1.94        $         -

         Granted                                                        -                  -                  -
         Less options expired                                    (136,429)      $      27.95        $         -
         ---------------------------------------------------------------------------------------------------------

         Balance, September 30, 2003                            2,697,723       $        .65        $         -
         =========================================================================================================

Read independent auditors' report. The accompanying notes
Are an integral part of the consolidated financial statements               F-28

                Ultimate Franchise Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2003 and 2002


12.      Stockholders' Equity (continued)

         The following table summarizes information about options outstanding at September 30, 2003:

                                                                   Options Outstanding and Exercisable
                                                         ---------------------------------------------------------
                                                                                   Weighted-          Weighted-
                                                                                     Average            Average
         Range of                                                                  Remaining           Exercise
         Exercise Prices                                           Shares   Contractual Life              Price
         ---------------------------------------------------------------------------------------------------------
         $08 to $2.00                                           2,290,723        50.3 months              $ .10
         $2.01 to $38.40                                          407,000        14.1 months              $2.95
         ---------------------------------------------------------------------------------------------------------
                                                                2,697,723        43.4 months              $ .65
         =========================================================================================================


Read independent auditors' report. The accompanying notes
Are an integral part of the consolidated financial statements                                                F-29

                Ultimate Franchise Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2003 and 2002


12.      Stockholders' Equity (continued)

         We follow only the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as it relates to employment awards. It applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and SFAS No. 148, "Accounting for Stock Based Compensation-Transition and Disclosure," and related interpretations in accounting for its plans and does not recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS 123, the Company's net income and earnings per share would be reduced to the proforma amounts indicated below:

                                                                   2002
         -----------------------------------------------------------------------

         Net income applicable to common stock
             As reported                                        $   883,190
             Proforma                                           $   740,331
         Earnings per share - basic
             As reported                                        $       .09
             Proforma                                           $       .08
         Earnings per share - diluted
             As reported                                        $       .08
             Proforma                                           $       .06
         =======================================================================


Read independent auditors' report. The accompanying notes
Are an integral part of the consolidated financial statements               F-30

                Ultimate Franchise Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2003 and 2002


13.      Commitments and Contingencies

         Going Concern
         -------------

         As indicated in the accompanying consolidated financial statements, we reported a net loss of $1,514,160 for the year ended September 30, 2003 compared to net income of $898,790 for the year ended September 30, 2002. Cash used by operations for the year ended September 30, 2003 was approximately $812,000 compared to approximately $252,000 used for the year ended September 30, 2002. Working capital deficit increased from approximately $77 thousand at September 30, 2002 to approximately $1.6 million at September 30, 2003. These conditions have given rise to our ability to continue as a going concern. To address this situation and remedy our working capital deficit, we have continued to ramp up the pace of our new company model. With our expertise in franchise management, we plan to continue to obtain minority equity positions in many restaurant franchising companies by making our extensive management expertise available to growing franchising companies.

         We believe the following steps are critical to our future:

         1.       Transition to Franchise Management / Venture Company
                  ----------------------------------------------------

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

         As part of the strategy we have continued to sell portions of our equity interests in some of our brands in order to redeploy our assets into additional concepts. We feel these assets may be positioned in more exciting categories or companies that have a greater chance of exponential growth. Our new partners in these ventures are strong entrepreneurs who we believe will grow these brands and therefore increase the value of our now smaller ownership. Management hopes by increasing our portfolio of brands and the strength of our joint venture partners that we will be able to increase shareholder value. In line with this transition, during the year ended September 30, 2002 we sold our Li'L Dino and Jreck Subs restaurant concepts for $3,100,000. We received $1,278,005 in cash and notes receivable aggregating $1,800,000. We used this capital to acquire minority interests in other franchise concepts. $650,000 was used to acquire a 50% interest in a mall based hamburger concept with 55 units located in eight states on the east coast. Additionally, we have entered into management agreements with Weight Loss Forever, Inc. and Topper's Brick Oven Pizza, Inc. These agreements required us to provide franchising


Read independent auditors' report. The accompanying notes
Are an integral part of the consolidated financial statements               F-31

                Ultimate Franchise Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2003 and 2002


13.      Commitments and Contingencies, (continued)

         services in exchange for equity ownership interests in these publicly traded companies. The company received six million shares of common stock in each company.

         2.       Sale of Investment Securities
                  -----------------------------

         We currently own 8,997,368 restricted shares of the publicly traded Weight Loss Forever Int'l, Inc. This stock is traded on the OTC Bulletin Board under the symbol WLFI and has traded at $.06 to $.43 over the past twelve months. These shares have been held for over 12 months, but are still subject to some trading restrictions under Securities and Exchange Rule 144K. During 2004 we intend to sell approximately 3,000,000 shares at a price not less than $.20 per share. This will generate approximately $600,000 in cash which will be used to subsidize a portion of our current working capital deficit. These securities continue to be classified as long-term assets given they still subject to some restrictions and the volatility associated with this stock. Upon our reasonable assurance that these securities will be sold within the next twelve months an adjustment will be made to reclassify them to current assets.

         3.       Formation of Management Company
                  -------------------------------

         We have begun negotiations to merge some of our brands into a synergistic management company. The benefit of this type of partnership is twofold; first, we will be able to significantly reduce our overhead costs by spreading these costs over multiple brands. Second, we expect an increase in franchising revenue by increasing our purchasing power associated with the aggregation of these concepts. In 2004, we expect to realize an increase in net income of approximately $300,000 through these efforts.

         4.       Fostering Growth
                  ----------------

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

Read independent auditors' report. The accompanying notes
Are an integral part of the consolidated financial statements               F-32

                Ultimate Franchise Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2003 and 2002


13.      Commitments and Contingencies, (continued)

         Operating Leases
         ----------------

         We lease office space and restaurant land space under certain operating leases which expire on various dates through September 2006. Total rent expense for the years ended September 30, 2003 and 2002 was $150,133 and $152,730, respectively.

         Future annual minimum lease payments due under these operating leases for the five years subsequent to September 30, 2003 are as follows:


                             2004                    $   138,315
                             2005                        124,275
                             2006                         40,459
                             2007                              -
                             2008                              -
                             ------------------------------------
                                                     $   303,049
                             ====================================

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

         Management Agreements
         ---------------------

         In December 2002, we entered into letter agreements with Topper's Brick Oven Pizza, Inc. ("Topper's") and Weight Loss Forever, International Inc. ("Weight Loss Forever") whereby we will offer our expertise in purchasing, marketing, franchise legal services, franchise sales, and general management to each company in exchange for 6,000,000 shares of common stock of each company. The value of these services is $500,000 and is being amortized over a 24 month period which began in December 2002.


Read independent auditors' report. The accompanying notes
Are an integral part of the consolidated financial statements               F-33

                Ultimate Franchise Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2003 and 2002


13.      Commitments and Contingencies (continued)

         Allor Trust
         -----------

         In October 2002, we entered into a limited liability company agreement with The Allor Trust, ("Allor"). Pursuant to this agreement, a company named B & U Ventures, LLC has been created to operate and facilitate the ongoing franchising operations of Gator's Dockside International Franchising, LLC. Both Allor and UFSI were required to capitalize the company with cash contributions in the amount of $50,000 each, and will participate equally in any earnings or losses generated through the operations of the company.

         In November 2002, we assigned 100% of our ownership interest in Gator's Dockside International Franchising, LLC, ("Gator's") to B & U Ventures, LLC, ("B & U").

         Legal Issues
         ------------

         Equal Employment Opportunity Commission Claim
         ---------------------------------------------

         In August 2002, the former manager of a corporately owned Central Park store brought forth an Equal Employment Opportunity Commission (EEOC) claim against us claiming wrongful termination. We formally responded to the EEOC on October 10, 2002 explaining that this employee was terminated with cause. In August 2003 the EEOC found no cause to believe any discrimination had occurred. The plaintiff now has until November 30, 2003 to file a claim to personally sue us in federal court without EEOC assistance. As of the date of this filing we have not received any notice that this has occurred. No liabilities have been accrued as we do not anticipate that any further action will have any material adverse effect on our financial position or results of operations.

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

Read independent auditors' report. The accompanying notes
Are an integral part of the consolidated financial statements               F-34

                Ultimate Franchise Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2003 and 2002


13.      Commitments and Contingencies (continued)

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

Read independent auditors' report. The accompanying notes
Are an integral part of the consolidated financial statements               F-35

                Ultimate Franchise Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2003 and 2002


14.      Income Taxes

         The components of income tax expense (benefit) for the years ended September 30, 2003 and 2002 are as follows:

                                                           2003         2002
         -----------------------------------------------------------------------
         Current:
             Federal                                   $        -   $        -
             State                                              -            -
         -----------------------------------------------------------------------
                                                                -            -
         -----------------------------------------------------------------------

         Deferred:
             Federal                                      346,000      235,000
             State                                         42,000       42,000
         -----------------------------------------------------------------------
                                                          388,000      277,000
         -----------------------------------------------------------------------
         Total current and deferred income taxes          388,000      277,000
         -----------------------------------------------------------------------
         Increase / (Decrease) in valuation allowance    (388,000)    (277,000)
         -----------------------------------------------------------------------
         Total income taxes                            $        -   $        -
         =======================================================================

Read independent auditors' report. The accompanying notes
Are an integral part of the consolidated financial statements               F-36

                Ultimate Franchise Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2003 and 2002


14.      Income Taxes (continued)

         Our net deferred tax asset is comprised of the following at September 30, 2003 and 2002:

                                                                                        2003               2002
         ---------------------------------------------------------------------------------------------------------
         Current deferred tax asset:
             Allowance for doubtful accounts                                    $          -      $           -
             Prepaid interest                                                              -                  -
         ---------------------------------------------------------------------------------------------------------
                                                                                           -                  -
         Less, valuation allowance                                                         -                  -
         ---------------------------------------------------------------------------------------------------------
         Net current deferred tax asset                                         $          -      $           -
         ---------------------------------------------------------------------------------------------------------

         Non-current deferred tax asset:
             Net operating loss carryforwards                                   $  4,500,000      $   4,139,000
             Prepaid interest                                                        218,000            199,000
             Stock and stock options issued for services                             530,000            500,000
             Investment securities                                                   328,000            263,000
         ---------------------------------------------------------------------------------------------------------
                                                                                   5,576,000          5,101,000
         Less, valuation allowance                                                (5,576,000)        (5,101,000)
         ---------------------------------------------------------------------------------------------------------
         Net non-current deferred tax asset                                     $          -      $           -
         ---------------------------------------------------------------------------------------------------------
         Net deferred tax asset                                                 $          -      $           -
         =========================================================================================================

         The following summary reconciles differences from taxes at the federal statutory rate with the effective rate:

                                                                                        2003               2002
         ---------------------------------------------------------------------------------------------------------
         Income taxes at federal statutory rates                                     34.0%              34.0%
         Operating loss with no tax benefit                                         (34.0)             (34.0)
         ---------------------------------------------------------------------------------------------------------
         Income tax at effective rates                                                0.0%               0.0%
         =========================================================================================================


Read independent auditors' report. The accompanying notes
Are an integral part of the consolidated financial statements               F-37

                Ultimate Franchise Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2003 and 2002


14.      Income Taxes (continued)

         At September 30, 2003, we had net operating loss carryforwards of approximately $12,000,000 for federal income tax purposes that expire as follows:


                    2012                                    $   3,400,000
                    2018                                        1,700,000
                    2019                                          700,000
                    2020                                        2,800,000
                    2021                                        3,100,000
                    2022                                          500,000
                    -------------------------------------------------------
                                                           $   12,200,000
                    =======================================================

15.      Operating Segments

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

Read independent auditors' report. The accompanying notes
Are an integral part of the consolidated financial statements               F-38

                Ultimate Franchise Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2003 and 2002


15.      Operating Segments (continued)

         The table below shows certain financial information by business segment for the years ended September 30, 2003 and 2002:

         Segment Reporting                                      Franchise         Restaurant       Consolidated
         September 30, 2003                                    Operations         Operations              Total
         ---------------------------------------------------------------------------------------------------------
         Revenue from external customers                     $  1,863,634        $   756,213      $   2,619,847
         Interest- net                                            344,574                  -            344,574
         Permanent impairment of long-lived assets
                                                                  846,204                  -            846,204
         Depreciation and amortization                              8,867              6,457             15,324
         Segment loss                                          (1,456,692)           (57,468)        (1,514,160)
         Segment assets                                         7,825,434            167,072          7,992,506
         =========================================================================================================

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
         =========================================================================================================

Read independent auditors' report. The accompanying notes
Are an integral part of the consolidated financial statements               F-39

                Ultimate Franchise Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 2003 and 2002


16.      Subsequent Events

Amendment of Grace Ventures Note Receivable
-------------------------------------------

We have modified the terms of the $1,300,000 note receivable from Grace Ventures. This modification reduces the cash payments to us from $35,000 quarterly to $50,000 annually until August 2006. No modifications have been made to the interest rates associated with this note and all other terms and conditions remain the same.

Borrowing of Long-Term Debt
---------------------------

In December 2003, we used our Central Park hamburger concept as collateral on an $800,000 loan payable. The loan will be paid in equal monthly principal and interest payments of $22,265 through November 2007. The proceeds of this loan were used to pay down existing long-term debt and for general corporate purposes.

Formation of Management Partnership
-----------------------------------

In December we began negotiations to merge some of our brands into a synergistic management company. This company would combine the operations and cash flows of two other franchise restaurant concepts in the quick service restaurant segment. The formation of this company will allow us to reduce operating costs by combining the resources of each organization together. Additionally, we expect to receive a significant increase in revenue associated with the combined purchasing power of these combined companies.

The management company is expected to be consummated in the first quarter of 2004.

Sale of Sobik's International Franchising, Inc.
-----------------------------------------------

As of September 30, 2003, we owned 17,445,664 shares of common stock in Sobik's International Franchising, Inc., "Sobik's" which represents approximately 79% of the total issued and outstanding shares of the Company. In December 2003, we entered into a preliminary agreement whereby we would sell these shares in exchange for $1 million dollars. $100,000 would be paid at closing, and we would hold a note receivable which would accrue interest of 6% until December 2004. At that time an additional $100,000 in principal would be paid to us and quarterly interest payments of $14,000 would be made to us until December 2005. The remaining principal balance would then be paid to us in equal principal and interest payments amortizing through December 2013.


Read independent auditors' report. The accompanying notes
Are an integral part of the consolidated financial statements               F-40