Form 10QSB
period 2003-12-31
ULTIMATE FRANCHISE SYSTEMS INC
filed 2004-02-17
CIK 1018725

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

            [As last amended in Release No. 34-38850, July 18, 1997,
                  effective September 2, 1997, 62 F.R. 39755]


         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended December 31, 2003

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

                                 (407) 333-8998
                           --------------------------
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the post 90 days.
                                 Yes [X] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the most recent practicable date: February 11, 2004 - 14,789,966 Shares

          Transitional Small Business Disclosure Format: Yes [ ] No [X]

                          PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

                                 Ultimate Franchise Systems, Inc. and Subsidiaries
                               Consolidated Balance Sheets as of December 31, 2003
                                        (Unaudited) and September 30, 2003


                                                                               December 31,          September 30,
                                                                                   2003                   2003
---------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
    Cash                                                                       $    159,106           $     21,083
    Accounts receivable                                                             123,638                 56,059
    Prepaid expenses                                                                  6,012                  6,014
    Current portion of notes receivable                                             189,796                132,796
---------------------------------------------------------------------------------------------------------------------

        Total current assets                                                        478,552                215,952
---------------------------------------------------------------------------------------------------------------------

Property and equipment, net                                                          65,051                 63,449
---------------------------------------------------------------------------------------------------------------------

Other assets:
    Goodwill                                                                      2,723,346              3,531,057
    Deferred loan costs, net                                                         98,198                114,563
    Notes receivable, net of current portion                                      2,663,503              2,275,952
    Investment securities                                                         2,927,268                749,816
    Other                                                                           960,232              1,041,717
---------------------------------------------------------------------------------------------------------------------

        Total other assets                                                        9,372,547              7,713,105
---------------------------------------------------------------------------------------------------------------------

Total assets                                                                   $  9,916,150           $  7,992,506
=====================================================================================================================


The interim financial statements include all adjustments which, in the opinion of management, are necessary in order to make
the financial statements not misleading.                                                                          2

                                  Ultimate Franchise Systems, Inc. and Subsidiaries
                                Consolidated Balance Sheets As of December 31, 2003
                                   (Unaudited) and September 30, 2003, Continued


                                                                               December 31,          September 30,
                                                                                   2003                   2003
---------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current liabilities:
    Current portion of long-term debt                                          $    619,251           $    788,489
    Accounts payable                                                                153,559                199,267
    Deferred revenue                                                                296,158                291,669
    Accrued expenses                                                                354,895                520,523
    Accrued preferred stock dividends                                                 8,125                 19,825
---------------------------------------------------------------------------------------------------------------------

Total current liabilities                                                         1,431,988              1,819,773
---------------------------------------------------------------------------------------------------------------------
Long-term liabilities:
     Long-term debt, less current portion                                         2,412,391              2,037,073
---------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                 3,844,379              3,856,846
---------------------------------------------------------------------------------------------------------------------

Minority interest                                                                         -                202,902
---------------------------------------------------------------------------------------------------------------------
Redeemable common stock                                                             293,000                293,000
---------------------------------------------------------------------------------------------------------------------

Stockholders' equity:
    Series C convertible preferred stock, no par value, 120 shares
        authorized, issued and outstanding                                          120,000                120,000
    Common stock, $.001 par value, 100,000,000 shares authorized,
        13,149,415, and 12,749,415 shares issued and outstanding,
        respectively                                                             30,326,233             30,611,215
    Accumulated deficit                                                         (27,011,283)           (27,305,884)
    Accumulated other comprehensive income                                        2,343,821                214,427
---------------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                        5,778,771              3,639,758
---------------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                                     $  9,916,150           $  7,992,506
====================================================================================================================-


The interim financial statements include all adjustments which, in the opinion of management, are necessary in order to make
the financial statements not misleading.                                                                          3

                        Ultimate Franchise Systems, Inc. and Subsidiaries
                             Consolidated Statements of Operations
                For the Three Months Ended December 31, 2003 and 2002 (Unaudited)



                                                            Three Months Ended    Three Months Ended
                                                             December 31, 2003     December 31, 2002
-------------------------------------------------------------------------------------------------------
Revenues:
    Franchise operations                                        $    565,719          $    297,357
    Retail sales - company-owned stores                              141,339               195,728
    Other Income                                                     203,466
-------------------------------------------------------------------------------------------------------

                                                                     910,524               493,085

Operating costs and expenses:
    Franchise servicing costs                                        258,567               213,704
    Cost of retail sales and operating costs - stores                121,102               164,636
    General and administrative                                       299,449               298,365
    Consulting and investor relations                                 80,000                36,163
    Amortization and depreciation                                      2,138                 2,216
-------------------------------------------------------------------------------------------------------

                                                                     761,256               715,084
-------------------------------------------------------------------------------------------------------

Income (loss) from operations                                        149,268              (221,999)

Other income (expense):
    Interest, net                                                    (82,107)              (45,308)
    Minority interest in income (loss) of subsidiary                       -                13,222
    Gain on disposal of consolidated subsidiary                      243,340
    Other, net                                                       (12,000)               60,833
-------------------------------------------------------------------------------------------------------

                                                                     149,233                28,747
-------------------------------------------------------------------------------------------------------
Net income (loss)                                                    298,501              (193,252)
-------------------------------------------------------------------------------------------------------
Preferred stock dividends                                             (3,900)               (3,900)
-------------------------------------------------------------------------------------------------------

Net income (loss) applicable to common stock                    $    294,601          $   (197,152)
=======================================================================================================

Weighted average number of common shares outstanding              13,749,428            12,836,372

Earnings (loss) per basic and diluted common share:
    Net income (loss) per common share - basic                  $        .02          $       (.02)
    Net income (loss) per common share - diluted                         .02                   N/A
=======================================================================================================


The interim financial statements include all adjustments which, in the opinion of management, are necessary in order to make
the financial statements not misleading.                                                             4

                        Ultimate Franchise Systems, Inc. and Subsidiaries
                              Consolidated Statements of Cash Flows
                For the Three Months Ended December 31, 2003 and 2002 (Unaudited)


                                                             Three Months Ended   Three Months Ended
                                                              December 31, 2003    December 31, 2002
------------------------------------------------------------------------------------------------------
Operating activities:
    Net income (loss)                                            $   298,501          $  (193,252)
    Adjustments to reconcile net loss to net cash used by
        operating activities:
        Amortization and depreciation                                  2,138                2,217
        Gain on sale of majority owned subsidiary                   (243,340)                   -
        Discount on settlement of long-term debt                           -              (40,000)
        Capitalized interest on notes receivable                     (34,500)             (18,000)
        Common stock issued for services                                  20                    -
        Minority interest in (income) loss of subsidiary                   -              (13,223)
        Amortized discounts on financial instruments                   2,949               (2,989)
        Amortization of deferred loan costs to interest               16,365               16,365
           expense
        (Increase) decrease in:
           Accounts receivable                                      (111,137)                   -
           Prepaid expenses                                                -              (14,334)
        Increase (decrease) in:
           Accounts payable                                          (44,369)             (49,205)
           Deferred revenue                                           20,854              (18,726)
           Accrued liabilities                                      (165,629)             255,550
------------------------------------------------------------------------------------------------------

Net cash (used) by operating activities                             (258,148)             (75,597)
------------------------------------------------------------------------------------------------------

Investing activities:
    Purchase of property and equipment                                (3,707)              (1,430)
    Proceeds from collection of dividends                              9,270                5,000
    Cash received from sale of majority owned subsidiary              96,260                    -
    Cash used for formation of joint venture                               -             (300,000)
    Issuance of notes receivable                                      (7,000)            (350,000)
    Proceeds from collection of notes receivable and
        accounts receivable other                                          -              582,942
------------------------------------------------------------------------------------------------------

Net cash provided (used) by investing activities                      94,823              (63,488)
------------------------------------------------------------------------------------------------------

Financing activities:
    Proceeds on sale of common stock                                       -              100,000
    Payments of preferred stock dividends                            (15,600)                   -
    Borrowings of long-term debt                                     800,000                    -
    Payments on long-term debt                                      (483,052)             (68,014)
------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                            301,348               31,986
------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                 138,023             (107,099)

Cash and cash equivalents, beginning of period                        21,083              699,234
------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                         $   159,106          $   592,135
======================================================================================================


The interim financial statements include all adjustments which, in the opinion of management, are necessary in order to make
the financial statements not misleading.                                                           5

                                        Ultimate Franchise Systems, Inc. and Subsidiaries
                                        Consolidated Statements of Stockholders' Equity
                                    For the Three Months Ended December 31, 2003 (Unaudited)
                                              and the Year Ended September 30, 2003


                                                                                                           Accumulated
                                                                                                              Other
                                                                  Preferred                                   Compre-
                                               Common              Series C                                  hensive
                                       ----------------------- ----------------  Accumulated   Subscription  Income/       Total
                                         Shares      Amount     Shares  Amount      Deficit       Notes      (loss)        Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2002            12,749,415  $31,096,152   120   $120,000  $(25,809,041)  $(687,500) $        -   $ 4,719,611
Issuance of common stock as payment
 of interest on long-term debt            200,000       29,000     -          -             -           -           -        29,000
Excess of par value of subsidiary
 common stock issued for services               -        8,563     -          -             -           -           -         8,563
Stock returned to the treasury of
 the Company                              (50,065)    (687,500)    -          -             -     687,500           -             -
Issuance of common stock for cash         400,000      100,000     -          -             -           -           -       100,000
Common stock issued for services          450,000       65,000     -          -             -           -           -        65,000
Write off of preferred Series F
 accrued dividends                              -            -     -          -        32,917           -           -        32,917
Unrealized gain on investment
 securities                                     -            -     -          -             -           -     214,427       214,427
Preferred dividends                             -            -     -          -       (15,600)          -           -       (15,600)
Net loss                                        -            -     -          -    (1,514,160)          -           -    (1,514,160)
------------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2003            13,749,350  $30,611,215   120   $120,000  $(27,305,884)  $       -  $  214,427   $ 3,639,758

Stock issued for services                     100           20                                                                   20
Excess of par value of subsidiary
 common stock sold for cash and
 notes receivable                                     (285,002)                                                            (285,002)
Unrealized gain on investment
 securities                                                                                                 2,129,394     2,129,394
Preferred dividends                                                                    (3,900)                               (3,900)
Net income                                                                            298,501                               298,501
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2003             13,749,450  $30,326,233   120   $120,000  $(27,011,283)  $       -  $2,343,821   $ 5,778,771
====================================================================================================================================


The interim financial statements include all adjustments which, in the opinion of management, are necessary in order to make
the financial statements not misleading.                                                                                           6

                        Ultimate Franchise Systems, Inc.
                      Notes to Interim Financial Statements
                                   Form 10-QSB
                               December 31, 2003

Note 1. The unaudited financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended September 30, 2003. The results of operations for the three months ended December 31, 2003 are not necessarily indicative of those to be expected for the entire year.

Note 2. On December 29, 2003, we sold our majority interest in Sobik's International Franchising, Inc. (Sobik's Subs) to Quality Restaurant Ventures Corp. ("QRVC"). Under the terms of this agreement, we agreed to sell 17,445,664 shares of Sobik's in exchange for $100,000 in cash, a note receivable of $900,000, and 1,000,000 shares of "Series A Convertible Preferred Stock" in Sobik's. This preferred stock is convertible at our option and is anti- dillutive. If all 1,000,000 shares of the Series A Convertible Preferred stock were converted at the same time, we would own 19% of the outstanding common stock of Sobik's. The $900,000 note receivable requires QRVC to pay us quarterly interest only payments of $15,750 until December 2004. At that time QRVC will pay us and additional $100,000 in principal and continue to make quarterly interest payments of $14,000 until December 31, 2005. At that time the remaining principal balance will be amortized and paid in monthly installments of $13,489 until 2013.

Note 3. In January 2004, we have completed the formation of Franchise Management Company, LLC. ("FMC"), whereby our Central Park brand will combine franchising revenues and expenses with other regional quick service restaurant concepts. The benefit of this type of partnership is twofold; first, we will be able to significantly reduce our overhead costs by spreading these costs over multiple brands. Second, we expect an increase in franchising revenue by increasing our purchasing power associated with the aggregation of these concepts. FMC will begin operations on March 1, 2004 and we expect to realize an increase in net income of approximately $300,000 through these efforts.

Note 4. In December 2003, we used our Central Park hamburger concept as collateral on an $800,000 loan payable. The loan will be paid in equal monthly principal and interest payments of $22,265 through November 2007. The proceeds of this loan were used to pay down existing long-term debt and for general corporate purposes.

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

In total, we have financial investments in 385 restaurants and 40 weight loss clinics. Our equity interests include the following:

                                          State of Ownership                  Predominant Restaurant
Corporation Name                            Incorporation          Percentage         Concept
----------------                          ------------------       ---------- ----------------------
Central Park of America, Inc.                 Delaware                100%        "Central Park"
Sobik's International Franchising, Inc.       Florida                  19%        "Sobik's Subs"
Gator's Dockside Int'l Franchising, LLC       Florida                  30%        "Gator's Dockside"
Uptown Restaurant Group                       Colorado                 29%        "New York Buritto"
Jreck Subs, Inc.                              New York                 20%        "Jreck Subs"
Li'l Dino Corporation                         North Carolina           20%        "Li'l Dino"
Concept Acquisitions, Inc.                    Florida                  18%        "Mountain Mike's"
Sea West Subs, Inc.                           Washington               10%        "SeaWest"
Weight Loss Forever Int'l, Inc.               Colorado                 18%        "Weight Loss Forever"
Famous Food Group, Inc.                       Delaware                 13%        "Uncle Al's Famous Hot Dogs"
Concept Acquisitions II, LLC                  California               25%        "Flamers"

Three Months Ended December 31, 2003 Compared to Three Months Ended December 31, 2002.

Results of Operations

The following table sets forth for the periods presented the percentage relationship to franchise operation revenue of certain items included in the consolidated statements of operations for the periods presented:



                                                              Three Months Ended   Three Months Ended
                                                               December 31, 2003    December 31, 2002
-------------------------------------------------------------------------------------------------------
Revenues:
    Franchise operations                                                 100.0%                100.0%
-------------------------------------------------------------------------------------------------------

                                                                         100.0%                100.0%

Operating costs and expenses:
    Franchise servicing costs                                             45.7%                 71.9%
    General and administrative                                            52.9%                100.3%
    Consulting and investor relations                                     14.1%                 12.2%
    Amortization and depreciation                                          0.4%                  0.7%
-------------------------------------------------------------------------------------------------------

                                                                         113.1%                185.1%
-------------------------------------------------------------------------------------------------------

Income (loss) from operations                                            (13.1%)               (85.1%)

Other income (expense):
    Interest, net                                                        (14.5%)               (15.2%)
    Minority interest in income of subsidiary                              0.0%                  4.4%
    Gain from the sale of majority owned subsidiary                       43.0%                  0.0%
    Other, net                                                            (2.1%)                20.5%
-------------------------------------------------------------------------------------------------------

                                                                          26.4%                  9.7%
-------------------------------------------------------------------------------------------------------
Net income (loss) before stock dividends                                  13.3%                (75.4%)
Preferred stock dividends                                                 (0.7%)                (1.3%)
-------------------------------------------------------------------------------------------------------

Net income (loss)                                                         12.6%                (76.8%)


         We had net income of $294,601 for the three months ended December 31, 2003 compared to a net loss of $197,152 for the same period in 2002 a change of $491,753 or 249.4%. There are two primary reasons for this change. First, as indicated in Note 2 above, we sold our majority interest in our Sobik's Subs concept. Under the terms of this agreement, we exchanged 17,445,664 shares of Sobik's common stock for $100,000 in cash, a note receivable of $900,000, and 1,000,000 shares of Series A Convertible Preferred Stock in Sobik's. This preferred stock is convertible at our option and is not subject to dilution for addition issuances of Sobik's common stock. If all 1,000,000 shares of the Series A Convertible Preferred stock were converted at the same time, we would own 19% of the outstanding common stock of Sobik's. As a result of this transaction, a gain of $243,340 was recorded during the three months ended December 31, 2003. In addition to the sale of our majority interest in Sobik's, we earned approximately $250,000 from proprietary vendors associated with the continued consolidation of our minority owned concepts to new food and beverage providers.

         Total revenues increased $417,439 or 84.7% to $910,524 for the three months ended December 31, 2003 compared to $493,085 for the same period in 2002. This increase was primarily the result of two factors. First, we have continued to consolidate the purchasing of food and beverage products by our minority owned concepts with the same suppliers. This strategy has allowed our companies to receive better pricing on food and beverage products than would be possible if each acted independently. As a result, we earned approximately $250,000 from usage incentives provided from this arrangement. Secondly, we recognized 203,466 in other income primarily consisting of: $37,551 in interest income from notes receivable, $45,000 in earnings associated with a joint venture partner, and $62,499 associated with the amortization of non cash deferred revenue associated with stock we received from Weight Loss Forever International, Inc. and Topper's Inc. for franchise services provided to these concepts.

         Total expenses increased $46,172 or 6.5% to $761,256 for the three months ended December 31, 2003 compared to $715,084 for the same period in 2002. This change was the result of three factors. First, franchise servicing costs increase $44,863 or 21.0% to $258,567 for the three months ended December 31, 2003 compared to $213,704 for the same period in 2002. This increase is primarily related to the addition of one staff member as well as increases in health insurance costs to the Company. Secondly, Cost of retail sales and operating costs associated with our one Company owned Central Park location decreased $43,534 or 26.4% to $121,102 for the three months ended December 31, 2003 compared to $164,636 in 2002. This decrease was a direct result of a decrease in sales at this location compared to last year. As a result, food and beverage purchases decreased. Finally, consulting and investor relations costs increased $43,837 or 121.2% to $80,000 during the three months ended December 31, 2003 compared to $36,163 in 2002. This increase was the result of consulting fees paid in association with the sale of our majority interest in Sobik's International Franchising, Inc. in 2003.

Liquidity and Capital Resources

         Net cash used by operating activities was $258,148 for the three months ended December 31, 2003 compared to net cash used by operating activities of $75,597 for the comparable period in 2002, an increase in cash used of $182,551. This increase was primarily due to the recognition of deferred revenue from food and beverage distributors.

         Net cash provided by investing activities was $94,823 for the three months ended December 31, 2003 compared to net cash used by investing activities of $63,488 for the same period in 2002. This change was primarily due to three factors. First in 2003 we sold our majority interest in Sobik's which resulted in net cash received of $96,260. In 2002, we used $300,000 to form a joint venture with Concept Acquisitions, Inc. and issued $350,000 in notes receivable. Additionally, in 2002 we collected $582,942 on notes receivable.

         Net cash of $301,348 was provided by financing activities for the three months ended December 31, 2003 compared to net cash provided of $31,986 for the comparable period in 2002. This increase was the result of several factors. First, in 2002 we issued shares of our common stock in exchange for $100,000. There were no issuances of stock for cash in 2003. We received $800,000 in long-term debt during the three months ended December 31, 2003. In addition, we paid $483,052 on existing long-term debt during the three months ended December 31, 2003 compared to $68,014 for the same period in 2002. Finally, we paid $15,600 in preferred stock dividends during 2003. There were no preferred stock dividends paid in 2002.

         Working capital deficit at December 31, 2003 was $953,436 compared with a deficit of $1,603,821 at September 30, 2003, an decrease in deficit of $650,385. Three significant reasons contributed to this decrease. The first was an increase in cash of $138,023 associated with new borrowings of long-term debt. The second was a decrease in accrued expenses of $165,628 which relates to the recognition of vendor usage incentives as well as amortization of prepaid services required to be provided to Weight Loss Forever, Inc. and Topper's Brick Oven Pizza, Inc. In December, 2002 we received 6 million shares of common stock in each company in exchange for services to be provided through November 2004. A third factor relates to a $169,238 decrease in current portion of long-term debt associated with the sale of our majority interest in Sobik's International Franchising, Inc.

To address this deficiency we have identified two critical opportunities that will enable us to continue as a going concern. They are:

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

2.       Formation of Management Partnership

         As indicated in Note 3 above, we have completed the formation of Franchise Management Company, LLC. ("FMC") whereby our Central Park brand would combine franchising revenues and expenses with other regional quick service restaurant concepts. The benefit of this type of partnership is twofold; first, we will be able to significantly reduce our overhead costs by spreading these costs over multiple brands. Second, we expect an increase in franchising revenue by increasing our purchasing power associated with the aggregation of these concepts. FMC will begin operations on March 1, 2004 and we expect to realize an increase in net income of approximately $300,000 through these efforts.

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

Item 5. Other Information.

         None

Item 6. Exhibits and Reports on Form 8-K.

         a) Exhibits. The following exhibits are included as part of this report at the location indicated:

              SEC
 Exhibit   Reference
  Number     Number        Title of Document                        Location
---------- --------- ----------------------------------------   ----------------

 Item 31                   Certifications
---------- --------- ----------------------------------------   ----------------

   31.1      31      Certification by Christopher M. Swartz      This filing
                     under Section 302 of the Sarbanes-Oxley
                     Act of 2002.

   31.2      31      Certification by Michael F. Cronin under    This filing
                     Section 302 of the Sarbanes-Oxley Act
                     of 2002

 Item 32                   Certifications
---------- --------- ----------------------------------------   ----------------

   32.1      32      Certification of Christopher M. Swartz      This filing
                     pursuant to 18 U.S.C. Section 1350, as
                     adopted pursuant to Section 906 of the
                     Sarbanes-Oxley Act of 2002.

   32.2      32      Certification of Michael F. Cronin          This filing
                     pursuant to 18 U.S.C. Section 1350, as
                     adopted pursuant to Section 906 of the
                     Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K. During the quarter ended December 31, 2003, Ultimate Franchise Systems, Inc. did not file any reports on Form 8-K.

                                   SIGNATURES

In accordance with all the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Ultimate Franchise Systems, Inc.
 --------------------------------
     (Registrant)

                                  President & Duly
02/17/04  Christopher M. Swartz   Authorized Officer   /s/ Christopher M. Swartz
--------  ---------------------   ------------------   -------------------------
 Date           Print Name             Title                  Signature

                                  Chief Financial
                                  Officer & Chief
02/17/04  Michael F. Cronin       Operating Officer   /s/ Michael F. Cronin
--------  ---------------------   -------------------  -------------------------
 Date        Print Name                Title                  Signature