Form 10QSB
period 2004-03-31
ULTIMATE FRANCHISE SYSTEMS INC
filed 2004-05-24
CIK 1018725

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

            [As last amended in Release No. 34-38850, July 18, 1997,
                  effective September 2, 1997, 62 F.R. 39755]


         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

         [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
                  ACT

                                     0-23545
                              --------------------
                             Commission File Number

                        Ultimate Franchise Systems, Inc.
        ----------------------------------------------------------------
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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the most recent practicable date: April 12, 2004 - 14,074,450 Shares

         Transitional Small Business Disclosure Format: Yes [ ] No [X]

                          PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

                                Ultimate Franchise Systems, Inc. and Subsidiaries
                                           Consolidated Balance Sheets
                             as of March 31, 2004 (Unaudited) and September 30, 2003


                                                                                March 31,             September 30,
                                                                                   2004                   2003
---------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
    Cash                                                                       $     31,072           $     21,083
    Accounts receivable - trade                                                      80,256                 56,059
    Prepaid expenses                                                                  5,387                  6,014
    Current portion of notes receivable                                             182,796                132,796
---------------------------------------------------------------------------------------------------------------------

        Total current assets                                                        299,511                215,952
---------------------------------------------------------------------------------------------------------------------

Property and equipment, net                                                          65,051                 63,449
---------------------------------------------------------------------------------------------------------------------

Other assets:
    Goodwill                                                                      2,723,346              3,531,057
    Deferred loan costs, net                                                         81,833                114,563
    Notes receivable, net of current portion                                      2,655,556              2,275,952
    Investment securities                                                         1,294,145                749,816
    Minority ownerships in other restaurant concepts                              1,312,290              1,041,717
---------------------------------------------------------------------------------------------------------------------

        Total other assets                                                        8,067,170              7,713,105
---------------------------------------------------------------------------------------------------------------------

Total assets                                                                   $  8,431,732           $  7,992,506
=====================================================================================================================

The interim financial statements include all adjustments which, in the opinion of management, are necessary in order to make
the financial statements not misleading.                                                                            2

                                Ultimate Franchise Systems, Inc. and Subsidiaries
                                          Consolidated Balance Sheets
                       As of March 31, 2004 (Unaudited) and September 30, 2003, Continued


                                                                                March 31,            September 30,
                                                                                   2004                   2003
---------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current liabilities:
    Current portion of long-term debt                                          $    932,099           $    788,489
    Accounts payable                                                                182,120                199,267
    Deferred revenue                                                                289,707                291,669
    Accrued expenses                                                                327,314                520,523
    Accrued preferred stock dividends                                                 8,775                 19,825
---------------------------------------------------------------------------------------------------------------------

Total current liabilities                                                         1,740,015              1,819,773
---------------------------------------------------------------------------------------------------------------------
Long-term debt, less current portion                                              2,373,518              2,037,073
---------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                 4,113,533              3,856,846
---------------------------------------------------------------------------------------------------------------------

Minority interest                                                                         -                202,902
---------------------------------------------------------------------------------------------------------------------
Redeemable common stock                                                                   -                293,000
---------------------------------------------------------------------------------------------------------------------

Stockholders' equity:
    Series C convertible preferred stock, no par value, 120 shares
        authorized, issued and outstanding                                          120,000                120,000
    Common stock, $.001 par value, 100,000,000 shares authorized,
        13,999,450, and 13,749,350 shares issued and outstanding,
        respectively                                                             30,454,733             30,611,215
    Accumulated deficit                                                         (27,096,290)           (27,305,884)
    Accumulated other comprehensive income                                          839,756                214,427
---------------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                        4,318,199              3,639,758
---------------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                                     $  8,431,732           $  7,992,506
=====================================================================================================================


The interim financial statements include all adjustments which, in the opinion of management, are necessary in order to make
the financial statements not misleading.                                                                            3

                                        Ultimate Franchise Systems, Inc. and Subsidiaries
                                              Consolidated Statements of Operations
                             For the Six and Three Months Ended March 31, 2004 and 2003 (Unaudited)



                                                                   Six Months       Six Months     Three Months     Three Months
                                                                      Ended           Ended            Ended            Ended
                                                                 March 31, 2004   March 31, 2003  March 31, 2004    March 31, 2003
-------------------------------------------------------------- ---------------- --------------- ----------------- ---------------
Revenues:
    Franchise operations                                          $    950,800     $    640,365    $    326,665      $    388,371
    Retail sales - company-owned stores                                284,500          426,419         143,161           230,691
    Management Services                                                215,041           83,333         107,542            64,500
---------------------------------------------------------------------------------------------------------------------------------
                                                                     1,450,341        1,150,117         577,368           683,562

Operating costs and expenses:
    Franchise servicing costs                                          376,414          430,604         117,847           216,900
    Cost of retail sales and operating costs - stores                  271,119          428,893         150,017           264,257
    General and administrative                                         618,390          647,219         318,941           348,854
    Consulting and investor relations                                  112,084          139,492          32,084           103,329
    Amortization and depreciation                                        2,138            6,048               -             3,832
---------------------------------------------------------------------------------------------------------------------------------
                                                                     1,380,145        1,652,256         618,889           937,172
---------------------------------------------------------------------------------------------------------------------------------

Income (loss) from operations                                           70,196         (502,139)        (41,521)         (253,610)

Other income (expense):
    Interest, net                                                      (78,386)        (118,117)        (33,830)          (99,339)
    Minority interest in income of subsidiary                                -           13,222               -                 -
    Gain on sale of majority owned subsidiary                          243,340                -               -                 -
    Other, net                                                         (17,755)          40,000          (5,755)          (20,833)
---------------------------------------------------------------------------------------------------------------------------------
                                                                       147,199          (64,895)        (39,585)         (120,172)
---------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                      217,395         (567,034)        (81,106)         (373,782)
---------------------------------------------------------------------------------------------------------------------------------
Preferred stock dividends                                               (7,800)          (7,800)         (3,900)           (3,900)
---------------------------------------------------------------------------------------------------------------------------------

Net income (loss) applicable to common stock                      $    209,595     $   (574,834)   $    (85,006)     $   (377,682)
=================================================================================================================================

Weighted average number of common shares outstanding                13,768,019       13,027,162      13,786,813        13,222,193

Earnings (loss) per basic and diluted common share:
    Net income (loss) per common share - basic                             .02             (.04)           (.01)             (.03)

    Net income (loss) per common share - diluted                           .02              N/A             N/A               N/A
=================================================================================================================================


The interim financial statements include all adjustments which, in the opinion of management, are necessary in order to make
the financial statements not misleading.                                                                                         4

                                        Ultimate Franchise Systems, Inc. and Subsidiaries
                                              Consolidated Statements of Cash Flows
                             For the Six and Three Months Ended March 31, 2004 and 2003 (Unaudited)



                                                                      Six Months       Six Months     Three Months     Three Months
                                                                         Ended           Ended            Ended           Ended
                                                                    March 31, 2004   March 31, 2003  March 31, 2004   March 31, 2003
------------------------------------------------------------------------------------------------------------------------------------
Operating activities:
    Net income (loss)                                                $    217,395     $   (567,034)   $    (81,106)    $   (373,782)
    Adjustments to reconcile net loss to net cash used by
        operating activities:
        Amortization and depreciation                                       2,138            6,048               -            3,832
        Gain on sale of consolidated subsidiary                          (243,340)               -               -                -
        Loss on settlement of redeemable common stock                      44,000                -          44,000                -
        Gain on settlement of long-term debt                                    -          (40,000)              -                -
        Stock and stock options issued for services                         8,520           53,000           8,500           53,000
             Stock issued for interest payment                                  -           14,000               -           14,000
            Minority interest in income of subsidiary                           -          (13,222)              -                -
        Capitalized interest on notes receivable                          (69,000)         (36,000)        (34,500)         (18,000)
        Amortized discounts on financial instruments                        5,898           (5,379)          2,949           (2,390)
        Amortization of deferred loan costs to interest expense            32,730           32,730          16,365           16,365
        Loss on disposal of investment securities                               -            2,635               -            2,635
        (Increase) decrease in:
           Accounts receivable                                            (67,755)             100          43,382              100
           Prepaid expenses                                                   625          (25,889)            625          (11,555)
              Other assets                                                      -                -               -                -
        Increase (decrease) in:
           Accounts payable                                               (15,808)         (33,221)         28,561           15,984
           Deferred revenue                                                14,404          (45,559)         (6,450)         (26,833)
           Accrued liabilities                                           (193,212)          59,466         (27,584)        (196,084)
------------------------------------------------------------------------------------------------------------------------------------

Net cash provided (used) by operating activities                         (263,405)        (598,325)         (5,258)        (522,728)
------------------------------------------------------------------------------------------------------------------------------------

Investing activities:
    Purchase of property and equipment                                     (1,707)          (1,986)              -             (556)
    Cash used for deposit on potential acquisition                              -          (75,000)              -          (75,000)
    Cash used for formation of joint venture                              (30,000)        (650,000)        (30,000)               -
    Dividends received on investments                                       7,270                -               -                -
    Cash used for investment in restaurant concept                       (350,000)               -        (350,000)               -
    Cash received from sale of majority owned restaurant concept           96,260                -               -                -
    Proceeds from return on equity in joint venture                             -           30,000               -           30,000
    Cancellation of notes receivable                                            -                -           7,000                -
    Proceeds from collection of dividends                                       -            5,000               -                -
    Proceeds from collection of notes receivable and accounts
      receivable other                                                     45,497          672,000          45,497           89,058
------------------------------------------------------------------------------------------------------------------------------------

Net cash provided (used) by investing activities                         (232,680)         (19,986)       (327,503)          43,502
------------------------------------------------------------------------------------------------------------------------------------

Financing activities:
    Borrowings on long-term debt                                        1,150,000          300,000         350,000          300,000
    Proceeds from sale of common stock                                          -          100,000               -                -
    Dividends paid on preferred stock                                     (18,850)          (3,250)         (3,250)          (3,250)
    Payments on long-term debt                                           (625,076)        (293,363)       (142,024)        (225,349)
------------------------------------------------------------------------------------------------------------------------------------

Net cash provided (used) by financing activities                          506,074          103,387         204,726           71,401
------------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease)  in cash and cash equivalents                       9,989         (514,924)       (128,035)        (407,825)

Cash and cash equivalents, beginning of period                             21,083          699,234         159,107          592,135
------------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                             $     31,072     $    184,310    $     31,072     $    184,310
====================================================================================================================================


The interim financial statements include all adjustments which, in the opinion of management, are necessary in order to make
the financial statements not misleading.                                                                                          5

                                        Ultimate Franchise Systems, Inc. and Subsidiaries
                                        Consolidated Statements of Stockholders' Equity
                                       For the Six Months Ended March 31, 2004 (Unaudited)
                                              and the Year Ended September 30, 2003


                                                                                                           Accumulated
                                                                                                              Other
                                                                  Preferred                                   Compre-
                                               Common              Series C                                  hensive
                                       ----------------------- ----------------  Accumulated   Subscription  Income/       Total
                                         Shares      Amount     Shares  Amount      Deficit       Notes      (loss)        Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2002            12,749,415  $31,096,152   12    $120,000  $(25,809,041)  $(687,500) $        -   $ 4,719,611

Issuance of common stock as payment
 of interest on Long-term debt            200,000       29,000     -          -             -           -           -        29,000
Excess of par value of subsidiary
 common stock Issued for services               -        8,563     -          -             -           -           -         8,563
Stock returned to the treasury of
 the Company                              (50,065)    (687,500)    -          -             -     687,500           -             -
Issuance of common stock for cash         400,000      100,000     -          -             -           -           -       100,000
Common stock issued for services          450,000       65,000     -          -             -           -           -        65,000
Write off of preferred Series F
 accrued dividends                              -            -     -          -        32,917           -           -        32,917
Unrealized gain on investment
 securities                                     -            -     -          -             -           -     214,427       214,427
Preferred dividends                             -            -     -          -       (15,600)          -           -       (15,600)
Net loss                                        -            -     -          -    (1,514,160)          -           -    (1,514,160)
------------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2003            13,749,350  $30,611,215   120   $120,000  $(27,305,884)  $       -   $ 214,427   $ 3,639,758

Stock issued for services                  50,100        8,520     -          -             -           -           -         8,520
Stock issued for settlement of
 redeemable common stock                  200,000      120,000     -          -             -           -           -       120,000
Excess of par value of subsidiary
 common stock Sold for cash and
 notes receivable                               -     (285,002)    -          -             -           -           -      (285,002)
Unrealized gain on investment
 securities                                     -            -     -          -             -           -     625,329       625,329
Preferred dividends                             -            -     -          -        (7,800)          -           -        (7,800)
Net income                                      -            -     -          -       217,394           -           -       217,394
------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2004                13,999,450  $30,454,733   120   $120,000  $(27,096,290)  $       -   $ 839,756   $ 4,318,199
====================================================================================================================================

The interim financial statements include all adjustments which, in the opinion of management, are necessary in order to make
the financial statements not misleading.                                                                                          6

                        Ultimate Franchise Systems, Inc.
                      Notes to Interim Financial Statements
                                   Form 10-QSB
                                 March 31, 2004

Note 1.  Basis of Presentation

         The unaudited financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended September 30, 2003. The results of operations for the six and three months ended March 31, 2004 are not necessarily indicative of those to be expected for the entire year.

Note 2.  Reclassifications

         Certain reclassifications have been made to 2003 financial statement amounts to conform to the 2004 presentation.

Note 3.  Sale of majority owned subsidiary

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

Note 4.  Formation of Franchise Management Company, LLC

         In January 2004, we have completed the formation of Franchise Management Company, LLC. ("FMC"), whereby our Central Park brand will combine franchising revenues and expenses with other regional quick service restaurant concepts. The benefit of this type of partnership is twofold; first, we will be able to significantly reduce our overhead costs by spreading these costs over multiple brands. Second, we expect an increase in franchising revenue by increasing our purchasing power associated with the aggregation of these concepts. FMC will began operations on March 1, 2004. Our investment in FMC was $30,000 which represents a 33.3% interest in this partnership.

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

Note 6.  Settlement of Redeemable Common Stock

         In connection with our acquisition of Seawest Subs, Inc. in 1998, the prior owner had a right to require us to repurchase 9,000 shares of our common stock at a purchase price of $32.55 per share which equaled a total repurchase value of $293,000. In March 2004, we settled this obligation by issuing a note payable of $60,000, 200,000 shares of our common stock, and investment securities we hold in other restaurant companies. The note payable requires us to make four quarterly payments of $7,500 beginning in April 2004. This resulted in a loss of $44,000 calculated as follows:

                                                               Number of
                                                                 Shares       Bid Price on
                     Company                                     Issued     Settlement Date      Total Market Value
                     -------                                     ------     ---------------      ------------------
         Ultimate Franchise Systems, Inc.                       200,000          $ 0.60               $ 120,000

         Quality Restaurant Ventures, Inc.                    1,000,000            0.04                  40,000

         Weight Loss Forever, Inc.                              300,000            0.27                  81,000

         Fransaction, Inc.                                      200,000            0.18                  36,000
                                                                                                      ---------
                                                                                                        277,000

         Plus note payable                                                                               60,000
                                                                                                      ---------
         Total consideration                                                                            337,000

         Less carrying value of redeemable option                                                       293,000
                                                                                                      ---------

         Loss on settlement of redeemable common stock                                                $ (44,000)
                                                                                                      =========

         In addition, the value of the securities listed above will be evaluated on April 1, 2005. If at that time the aggregate value of these securities is below $293,000, we are required to issue additional securities to compensate for this difference. At this time it is not possible to estimate the market price of these securities and no additional liability has been recorded at this time.

Note 7.  Investment in Piccadilly's Restaurant Chain

         In March 2004, we invested $350,000 in exchange for an ownership interest in Bristol Equity Partners, LLC. Bristol Equity Partners, LLC is a private investment Florida limited liability company that was formed for the purpose of purchasing units of Piccadilly Restaurant Investment Group, LLC. Piccadilly Restaurant Investment Group, LLC purchased the assets of the Piccadilly Cafeteria restaurant concept on March 15, 2004. Piccadilly operates 136 cafeterias in 15 states primarily in the Southeast and Mid Atlantic regions. Our $350,000 investment represents a 1% interest in Piccadilly Restaurant Investment Group, LLC.


Note 8.  Resignation of Chief Financial Officer / Chief Operating Officer

         On February 29, 2004, Michael Cronin resigned from his position of Chief Financial Officer & Chief Operating Officer. In addition, Mr. Cronin has also resigned from the Company's board of directors.

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

Overview

         We have transitioned our company from a restaurant franchising company with exclusive ownership of five restaurant concepts into a franchise management and venture company with minority interests in numerous franchised brands. As part of the strategy we have continued to sell portions of our equity interests in some of our brands in order to redeploy our assets into additional concepts. We feel these assets may be positioned in more exciting categories or companies that have a greater chance of exponential growth. Our new partners in these ventures are strong entrepreneurs who we believe will grow these brands and therefore increase the value of our now smaller ownership. Management hopes by increasing our portfolio of brands and the strength of our joint venture partners that we will be able to increase shareholder value. Additionally, we have entered into management agreements with Weight Loss Forever, Inc. and Topper's Brick Oven Pizza, Inc. These agreements require us to provide franchising services in exchange for equity ownership interests in these publicly traded companies. The company received six million shares of common stock in each company in December 2002. During 2004, we will continue to seek other regionally based restaurant concepts that we feel provide synergies to our company and which allow us to improve our financial performance through economies of scale.

In total, we have financial investments in 524 restaurants and 40 weight loss clinics. Our equity interests include the following:

                                             State of Ownership                           Predominant Restaurant
Corporation Name                               Incorporation              Percentage              Concept
----------------                             ------------------           ----------      ----------------------
Central Park of America, Inc.                    Delaware                     100%         "Central Park"
Quality Restaurant Ventures, Inc.                Florida                       19%         "Sobik's Subs""Westshore Pizza"
Fransaction, Inc.                                Florida                       29%         "New York Burrito"
Jreck Subs, Inc.                                 New York                      20%         "Jreck Subs"
Li'l Dino Corporation                            North Carolina                20%         "Li'l Dino"
Concept Acquisitions, Inc.                       California                    18%         "Mountain Mike's"
Weight Loss Forever Int'l, Inc.                  Colorado                      18%         "Weight Loss Forever"
Famous Food Group, Inc.                          Delaware                      13%         "Uncle Al's Famous Hot Dogs"
Concept Acquisitions II, LLC                     Florida                       25%         "Flamers"
Franchise Management Company, LLC                Florida                     33.3%         N/A
Piccadilly Restaurant Investment Group, LLC      Nevada                         1%         "Piccadilly's"
Sea West Subs, Inc.                              Washington                    10%         "SeaWest"

Six Months Ended March 31, 2004 Compared to Six Months Ended March 31, 2003.

Results of Operations

         We had net income of $209,595 for the six months ended March 31, 2004 compared to a net loss of $574,834 for the same period in 2003, a change of $784,429 or 138.3%. This significant change resulted from several factors. First, we sold our majority interest in our Sobik's Subs subsidiary in December 2003 which resulted in a gain of $243,340 during the first quarter of 2004. In addition, in January 2004, we received approximately $250,000 in vendor usage incentives from our continued efforts to consolidate the purchasing of food and beverage products. We also continue to recognize management fees associated with franchise support services offered to affiliate companies. During the six months ended March 31, 2004, we earned an additional $131,708 in revenue associated with these efforts. Finally, we have experienced a decrease in franchise servicing, general and administrative, and consulting and investor relations costs of approximately $110,000 during the six months ended March 31, 2004.

         Our total revenue increased $300,224 or 26.1% to $1,450,341 for the six months ended March 31, 2004 from $1,150,117 for the same period in 2003. The increase in the current year is due to several factors. First, we have continued to consolidate the purchasing of food and beverage products for our minority owned concepts. This strategy has allowed our companies to receive better pricing on food and beverage products than would be possible if each acted independently. As a result, we earned approximately $250,000 during the six months ended March 31, 2004 from this arrangement. Our revenue associated with retail sales at company owned restaurants decreased $141,919 or 33.3% to $284,500 during 2004 compared to $426,419 in 2003. During 2003 we operated two company owned locations compared to just one in 2004. Additionally, sales for this location have declined approximately 6% compared to 2003. Finally, management services revenue increased $131,708 or 158.0% to $215,041 for the six month ended March 31, 2004 compared to $83,333 for the same period in 2003. This increase is the result of franchise services provided to other franchise restaurant concepts in exchange for stock. The value of the stock received is amortized over the life of each management agreement.

         Total operating expenses decreased $272,111 or 16.5% to $1,380,145 for the six months ended March 31, 2004 compared to $1,652,256 for the same period in 2003. This decrease is primarily related to the cost of operating company owned restaurant locations. In 2003 we operated two company owned restaurants compared to just one in 2004. As a result, the cost of retail sales decreased 36.8% to $271,119 during the six months ended March 31, 2004 compared to $428,893 during the same period in 2003. Additionally, franchise servicing costs decreased $54,190 or 12.6% to $376,414 in 2004 compared to $430,604 in 2003.
This decrease resulted from the sale of our majority owned subsidiary Sobik's Subs in December 2003. In addition, general and administrative costs decreased 4.5% or $28,829 to $618,390 during 2004 compared to $647,219 during the same period in 2003. This was primarily the result of reduced salaries and wages. Finally, consulting and investor relations costs decreased $27,408 or 19.6% to $112,084 for the six months ended March 31, 2004 compared to $139,492 for the same period in 2003. This decrease resulted from a consulting agreement which expired in January 2003.

         Other income and expenses increased $212,094 to $147,199 for the six months ended March 31, 2004. This increase is primarily attributed to the sale of our majority owned subsidiary Sobik's Subs which occurred in December 2003. This transaction resulted in a gain of $243,340.

Liquidity and Capital Resources

         Net cash used by operating activities was $263,405 for the six months ended March 31, 2004 compared to $598,325 for the same period in 2003. This increase is attributed to an increase in revenue provided from our receipt of approximately $250,000 in cash from a vendor usage incentive on food and beverage products. Additionally, our general and administrative and franchise operations expenses decreased approximately $83,000 due to a reduction in salaries and wages.

         Our working capital deficit at March 31, 2004 was $1,440,504 compared with a deficit of $1,603,821 at September 30, 2003, a decrease in deficit of $163,317.

         In order to generate sufficient cash to satisfy our working capital deficit, management has identified the following strategies. First, we plan to liquidate a portion of our investment securities currently classified as non current assets. We currently own $8,697,368 shares of the publicly traded Weight Loss Forever Int'l, Inc. This stock is currently traded on the OTC Bulletin Board under the symbol WLFI. We believe that the company can generate approximately $600,000 from the sale of these securities. Also, we have begun negotiations to sell a long-term note receivable with a carrying amount of $1,307,503. Finally, we may enter into additional long-term debt arrangements. These three options are currently being evaluated by management, and the implementation of one or all of these strategies should enable the company to meet its current obligations.

         Net cash used by investing activities was $232,680 for the six months ended March 31, 2004 compared to $19,986 for the same period in 2003. This change was primarily the result of two factors. First, in 2004 we received $45,497 from the collection of notes receivable compared to $672,000 in collections of notes receivable in 2003. Additionally, in 2004 we used $350,000 to invest in Piccadilly Restaurant Investment Group, LLC. (See Note 7 above) compared to $650,000 used in 2003 to form the COAC II joint venture.

         Net cash provided by financing activities was $506,074 for the six months ended March 31, 2004 compared to $103,387 for the same period in 2003, an increase of $402,687. During the six months ended March 31, 2004 we received $1,150,000 from new borrowings of long-term debt compared to $300,000 during the same period in 2003. Additionally, we paid $625,076 in principal payments on long-term debt during the six months ended March 31, 2004 compared to $293,363 during the same period in 2003. Finally, we received $100,000 in cash from the sale of our common stock in 2003. No common stock was sold for cash in 2004.

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003.

Results of Operations

         We had a net loss of $85,006 for the three months ended March 31, 2004 compared to a net loss of $377,682 for the same period in 2003, a change of $292,676 or 77.5%

         Our total revenue decreased $106,194 or 15.5% to $577,368 for the three months ended March 31, 2004 from $683,562 for the same period in 2003. Franchise operations revenue decreased $61,706 or 15.9% to $326,665 for the three months ended March 31, 2004 compared to $388,371 for the same period in 2003. This decrease in revenue in attributable to the sale of our majority owned subsidiary Sobik's Subs in December 2003. During the three months ended March 31, 2003 this subsidiary generated $60,732 in franchise operations revenue which are no longer generated as a result of the sale of this division. Additionally, retail sales revenue generated from company owned restaurant locations fell $87,530 or 37.9% to $143,161 for the three months ended March 31, 2004 compared to $230,691 for the same period in 2003. This decrease in revenue resulted from the operation of two company owned locations in 2003 compared to just one in 2004.

         Total operating expenses decreased $318,283 or 34.0% to $618,889 for the three months ended March 31, 2004 compared to $937,172 for the same period in 2003. This decrease can be attributed to several factors. First, franchise servicing costs decreased $99,053 or 45.7% to $117,847 for the three months ended March 31, 2004 compared to $216,900 for the same period in 2003. This decrease resulted from the sale of our majority owned subsidiary Sobik's Subs in December 2003. During the three months ended March 31, 2003, Sobik's incurred $48,522 in franchise servicing costs which are no longer incurred as a result of the sale of this division. The additional decrease in expenses results from a decrease in payroll costs associated with our Central Park division. Cost of retail sales decreased $114,240 or 43.2% to $150,017 for the three months ended March 31, 2004 compared to $264,257 for the same period in 2003. This decrease in expense results from the operations of two company owned restaurants in 2003 compared to just one in 2004. General and administrative costs decreased $29,913 or 8.6% to $318,941 for the three months ended March 31, 2004 compared to $348,854 for the same period in 2003. This decrease primarily results from reduced salaries and wages in 2004. Consulting and investor relations decreased $71,245 or 68.9% to $32,084 for the three months ended March 31, 2004 compared to $103,329 for the same period in 2003. This decrease was the result of the expiration of a consulting agreement in January 2003.

         Other expenses decreased $80,587 to $39,585 for the three months ended March 31, 2004. This was the result of additional interest earned on our notes receivable in 2004.

Liquidity and Capital Resources

         Net cash used by operating activities was $5,258 for the three months ended March 31, 2004 compared to net cash used by operating activities of $522,728 for the same period in 2003. The primary reason for this change is the result of payments on accrued liabilities during the three months ended March 31, 2003. During that time, we paid approximately $141,000 which resulted in a reduction in our operating cash flow. Additionally, during the three months ended March 31, 2004 cash used to fund operations decreased approximately $155,000 compared to the same period last year. This reduction in cash requirements is primarily the result of reduced salaries and wages as well as the operation of just one company owned restaurant location compared to two during the same period in 2003.

         Net cash used by investing activities was $327,503 for the three months ended March 31, 2004 compared to net cash provided by investment activities of $43,502 for the same period in 2003. During the three months ended March 31, 2004 we used $350,000 in cash to invest in the Piccadilly Restaurant Investment Group, LLC. (see note 7 above) Additionally, we invested $30,000 for the formation of Franchise Management Company, LLC (see note 4 above). Finally we received $45,497 from the collection of notes receivable in 2004 compared to $89,058 for the same period in 2003.

         Net cash provided by financing activities was $204,726 for the three months ended March 31, 2004 compared to $71,401 for the same period in 2003, an increase of $133,325. This change resulted from a decrease in payments of long-term debt. During the three months ended March 31, 2004 we used $142,024 to make payments on long-term debt compared to $225,349 for the same period in 2003. Additionally, we received $350,000 in new borrowings of long-term debt during the three months ended March 31, 2004 compared to $300,000 for the same period in 2003.

Item 3 - Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

         We carried out an evaluation, under the supervision and with participation of our management, including the Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer concluded that the Company's disclosure controls and procedures are effective in alerting members of the management to material information relating to the Company required to be included in our periodic SEC filings.

(b) Changes in internal controls.

         No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of evaluation.

(c) Limitations on the effectiveness of controls.

         Our management, including our CEO, does not expect that our Disclosure Controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

         The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events occurring. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Due to the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Item 2. Changes in Securities and Use of Proceeds.

         The following table sets forth information with respect to the sale or issuance of unregistered securities by the Company between January 1, 2004 to March 31, 2004:

                                                                                                   Exempt From
                                                                                                     1933 Act
  Shares   Type of   Value of                                                                    Registration In
  Issued   Security  Consideration   Date Issued    To Whom Issued       Business Purpose          Reliance of:
--------  --------  -------------   ------------  ------------------   --------------------       ------------
    25,000  Common     $    4,250     Jan 16, 2004    4 individuals     Services                    Section 4(2)
    25,000  Common     $    4,250     Jan 30, 2004    4 individuals     Services                    Section 4(2)
   200,000  Common     $  120,000     Mar 31, 2004    Mitch Day         Redeemable Stock Settlement Section 4(2)

Item 3. Defaults Upon Senior Securities.

         None

Item 4. Submission of Matters to a Vote of Security Holders.

         None

Item 5. Other Information.

         None

Item 6. Exhibits and Reports on Form 8-K.

         a) Exhibits. The following exhibits are included as part of this report at the location indicated:

              SEC
 Exhibit   Reference
  Number     Number        Title of Document                        Location
---------- --------- ----------------------------------------   ----------------
 Item 31                   Certifications
---------- --------- ----------------------------------------   ----------------
   31.1      31      Certification under Section 302 of the      This filing
                     Sarbanes-Oxley Act of 2002 (Chief
                     Executive Officer & Chief Financial
                     Officer)


 Item 32                   Certifications
---------- --------- ----------------------------------------   ----------------
   32.1      32      Certification Pursuant to 18 U.S.C.         This filing
                     Section 1350, as Adopted Pursuant to
                     Section 906 of the Sarbanes-Oxley Act
                     of 2002 (Chief Executive Officer & Chief
                     Financial Officer))

         (b) Reports on Form 8-K. During the quarter ended March 31, 2004, Ultimate Franchise Systems, Inc. did not file any reports on Form 8-K.

                                   SIGNATURES

In accordance with all the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Ultimate Franchise Systems, Inc.
 ---------------------------------
     (Registrant)

                               Chief Executive Officer &
05/21/04 Christopher M. Swartz Chief Financial Officer  /s/Christopher M. Swartz
-------- --------------------- ------------------------ ------------------------
  Date        Print Name                 Title                  Signature