Form 10QSB
period 2004-06-30
ULTIMATE FRANCHISE SYSTEMS INC
filed 2004-08-23
CIK 1018725

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

            [As last amended in Release No. 34-38850, July 18, 1997,
                  effective September 2, 1997, 62 F.R. 39755]


         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

                                 Yes [X] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the most recent practicable date: August 12, 2004 - 14,924,450 Shares

          Transitional Small Business Disclosure Format: Yes [ ] No [X]

                          PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

                 Ultimate Franchise Systems, Inc. and Subsidiaries Consolidated Balance Sheets
                             as of June 30, 2004 (Unaudited) and September 30, 2003


                                                                                 June 30,             September 30,
                                                                                   2004                   2003
---------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
    Cash                                                                      $      48,626           $     21,083
    Accounts receivable - trade                                                     188,863                 56,059
    Prepaid expenses                                                                  6,587                  6,014
    Current portion of notes receivable                                             732,796                132,796
---------------------------------------------------------------------------------------------------------------------

        Total current assets                                                        976,872                215,952
---------------------------------------------------------------------------------------------------------------------

Property and equipment, net                                                         150,288                 63,449
---------------------------------------------------------------------------------------------------------------------

Other assets:
    Goodwill                                                                      2,723,346              3,531,057
    Deferred loan costs, net                                                         65,468                114,563
    Notes receivable, net of current portion                                      1,419,105              2,275,952
    Investment securities                                                         1,250,658                749,816
    Minority ownerships in other restaurant concepts                              1,328,790              1,041,717
---------------------------------------------------------------------------------------------------------------------

        Total other assets                                                        6,787,367              7,713,105
---------------------------------------------------------------------------------------------------------------------

Total assets                                                                  $   7,914,527           $  7,992,506
=====================================================================================================================


The interim financial statements include all adjustments which, in the opinion of management, are necessary in order to make
the financial statements not misleading.                                                                          2

                   Ultimate Franchise Systems, Inc. and Subsidiaries Consolidated Balance Sheets
                        As of June 30, 2004 (Unaudited) and September 30, 2003, Continued


                                                                                 June 30,             September 30,
                                                                                   2004                   2003
---------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current liabilities:
    Current portion of long-term debt                                       $     1,683,512        $       788,489
    Accounts payable                                                                585,039                199,267
     Deferred revenue                                                               162,347                291,669
     Accrued expenses                                                               602,103                520,523
    Accrued preferred stock dividends                                                12,675                 19,825
---------------------------------------------------------------------------------------------------------------------

Total current liabilities                                                         3,045,676              1,819,773
------------------------------------------------------------------------ ---------------------- ---------------------
Long-term debt, less current portion                                              2,209,290              2,037,073
------------------------------------------------------------------------ ---------------------- ---------------------

Total liabilities                                                                 5,254,966              3,856,846
------------------------------------------------------------------------ ---------------------- ---------------------

Minority interest                                                                         -                202,902
------------------------------------------------------------------------ ---------------------- ---------------------
Redeemable common stock                                                                   -                293,000
------------------------------------------------------------------------ ---------------------- ---------------------

Stockholders' equity:
    Series C convertible preferred stock, no par value, 120 shares
        authorized, issued and outstanding                                          120,000                120,000
    Common stock, $.001 par value, 100,000,000 shares authorized,
        14,924,450, and 13,749,350 shares issued and outstanding,
        respectively                                                             31,064,983             30,611,215
    Accumulated deficit                                                         (29,321,691)           (27,305,884)
    Accumulated other comprehensive income                                          796,269                214,427
------------------------------------------------------------------------ ---------------------- ---------------------

Total stockholders' equity                                                        2,659,561              3,639,758
------------------------------------------------------------------------ ---------------------- ---------------------

Total liabilities and stockholders' equity                                    $   7,914,527           $  7,992,506
------------------------------------------------------------------------ ---------------------- ---------------------


The interim financial statements include all adjustments which, in the opinion of management, are necessary in order to make
the financial statements not misleading.                                                                          3

                                         Ultimate Franchise Systems, Inc. and Subsidiaries
                                              Consolidated Statements of Operations
                              For the Nine and Three Months Ended June 30, 2004 and 2003 (Unaudited)


                                                                  Nine Months     Nine Months      Three Months     Three Months
                                                                     Ended           Ended            Ended            Ended
                                                                 June 30, 2004   June 30, 2003     June 30, 2004   June 30, 2003
----------------------------------------------------------------------------------------------------------------------------------
Revenues:
    Franchise operations                                        $     1,197,517  $     1,037,563  $      246,717   $       397,087
    Retail sales - company-owned stores                                 413,677          614,469         129,177           188,050
    Management Services                                                 308,182          147,609          93,141            64,387
----------------------------------------------------------------------------------------------------------------------------------

                                                                      1,919,376        1,799,641         469,035           649,524

Operating costs and expenses:
    Franchise servicing costs                                           468,407          594,125          91,993           163,521
    Cost of retail sales and operating costs - stores                   393,156          671,505         122,037           242,612
    General and administrative                                          916,344          987,783         297,954           340,564
    Consulting and investor relations                                   146,741          172,825          34,657            33,333
    Amortization and depreciation                                         5,311           13,108           3,173             7,060
----------------------------------------------------------------------------------------------------------------------------------

                                                                      1,929,959        2,439,346         549,814           787,090
----------------------------------------------------------------------------------------------------------------------------------

Income (loss) from operations                                           (10,583)        (639,705)        (80,779)         (137,566)

Other income (expense):
    Interest, net                                                      (220,310)        (202,903)       (141,924)          (84,786)
    Impairment of notes receivable and other assets                    (724,003)        (325,000)       (724,003)         (325,000)
    Loss on purchase of consolidated subsidiary                      (1,274,796)                      (1,274,796)
    Minority interest in income of subsidiary                                 -           40,008               -            26,786
    Gain on sale of majority owned subsidiary                           243,340                -               -                 -
    Other, net                                                          (17,755)          40,000               -                 -
----------------------------------------------------------------------------------------------------------------------------------

                                                                     (1,993,524)        (447,895)     (2,140,723)         (383,000)
----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                    (2,004,107)      (1,087,600)     (2,221,502)         (520,566)
----------------------------------------------------------------------------------------------------------------------------------
Preferred stock dividends                                               (11,700)         (11,700)         (3,900)           (3,900)
----------------------------------------------------------------------------------------------------------------------------------

Net income (loss) applicable to common stock                    $    (2,015,807) $    (1,099,300) $   (2,225,402)  $      (524,466)
===================================================================================================================================

Weighted average number of common shares outstanding                 13,917,782       13,228,338      14,218,956        13,630,689

Earnings (loss) per basic and diluted common share:
    Net income (loss) per common share - basic                  $          (.14) $          (.08) $         (.11)  $          (.04)
    Net income (loss) per common share - diluted                        N/A              N/A             N/A               N/A
===================================================================================================================================


The interim financial statements include all adjustments which, in the opinion of management, are necessary in order to make
the financial statements not misleading.                                                                                          4

                                        Ultimate Franchise Systems, Inc. and Subsidiaries
                                              Consolidated Statements of Cash Flows
                             For the Nine and Three Months Ended June 30, 2004 and 2003 (Unaudited)


                                                                     Nine Months      Nine Months    Three Months     Three Months
                                                                        Ended            Ended           Ended            Ended
                                                                    June 30, 2004    June 30, 2003   June 30, 2004    June 30, 2003
-----------------------------------------------------------------------------------------------------------------------------------
Operating activities:
    Net income (loss)                                                $ (2,004,107)    $ (1,087,600)   $ (2,221,502)    $   (520,566)
    Adjustments to reconcile net loss to net cash used
      by operating activities:
        Amortization and depreciation                                       5,311           13,108           3,173            7,061
        Write down of note receivable                                     724,003          250,000         724,003          250,000
        Gain on sale of consolidated subsidiary                          (243,340)               -               -                -
        Loss on acquisition of consolidated subsidiary                  1,274,796                -       1,274,796                -
        Loss on settlement of redeemable common stock                      44,000                -               -
        Gain on settlement of long-term debt                                    -          (40,000)              -                -
        Costs associated with the sale of notes receivable                      -           25,000               -           25,000
        Write down of non-refundable deposit                                    -                -               -           75,000
        Stock and stock options issued for services                        32,270           53,000          23,750                -
        Stock issued for interest payment                                  74,500                -          74,500                -
        Minority interest in income of subsidiary                               -                -               -                -
        Capitalized interest on notes receivable                         (103,500)         (54,000)        (34,500)         (18,000)
        Excess of par value of stock issued in majority owned
          subsidiary                                                            -            8,563               -            8,563
        Majority interest in income (loss) of subsidiary                        -          (40,008)              -          (27,414)
        Amortized discounts on financial instruments                        8,847           (2,058)          2,949            3,321
        Amortization of deferred loan costs to interest expense            49,095           49,095          16,365           16,365
        Loss on disposal of investment securities                               -            2,635               -                -
        Stock issued for interest on long-term debt                             -           29,000               -           15,000
        (Increase) decrease in:
           Accounts receivable                                            (59,863)             101           7,892                -
           Prepaid expenses                                                  (575)          11,333          (1,200)          37,222
        Increase (decrease) in:
           Accounts payable                                              (124,773)          65,233        (108,965)          98,453
           Deferred revenue                                              (112,957)        (147,845)       (127,360)        (102,286)
           Accrued liabilities                                           (142,526)          54,757          50,682           (4,081)
-----------------------------------------------------------------------------------------------------------------------------------

Net cash provided (used) by operating activities                         (578,819)        (809,686)       (315,417)        (136,362)
-----------------------------------------------------------------------------------------------------------------------------------

Investing activities:
    Purchase of property and equipment                                     (2,690)          (2,550)           (983)            (564)
    Proceeds from sale of marketable securities                                 -           57,000               -           57,000
    Cash used for acquisition of restaurant concept                       (98,377)               -         (98,377)               -
    Cash used for formation of joint venture                              (15,000)        (650,000)         15,000                -
    Cash used to fund operations of minority owned company                (24,230)               -         (31,500)               -
    Cash used for investment in restaurant concept                       (350,000)               -               -                -
    Cash received from sale of majority owned restaurant concept           96,260                -               -                -
    Proceeds from return on equity in joint venture                             -           75,000               -           45,000
    Proceeds from collection of dividends                                       -           15,000               -           10,000
    Proceeds from collection of notes receivable                           45,497          672,000               -                -
-----------------------------------------------------------------------------------------------------------------------------------

Net cash provided (used) by investing activities                         (348,540)         166,450        (115,860)         111,436
-----------------------------------------------------------------------------------------------------------------------------------

Financing activities:
    Borrowings on long-term debt                                        1,674,217          300,000         524,220                -
    Proceeds from sale of common stock                                          -          100,000               -                -
    Dividends paid on preferred stock                                     (18,850)          (3,250)              -                -
    Payments on long-term debt                                           (700,465)        (426,329)        (75,389)        (132,966)
-----------------------------------------------------------------------------------------------------------------------------------

Net cash provided (used) by financing activities                          954,902          (29,579)        448,831         (132,966)
-----------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease)  in cash and cash equivalents                      27,543         (672,815)         17,554         (157,892)

Cash and cash equivalents, beginning of period                             21,083          699,234          31,072          184,311
-----------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                             $     48,626     $     26,419    $     48,626     $     26,419
===================================================================================================================================



The interim financial statements include all adjustments which, in the opinion of management, are necessary in order to make
the financial statements not misleading.                                                                                          5

                                        Ultimate Franchise Systems, Inc. and Subsidiaries
                                        Consolidated Statements of Stockholders' Equity
                                       For the Nine Months Ended June 30, 2004 (Unaudited)
                                              and the Year Ended September 30, 2003


                                                                                                          Accumulated
                                           Common        Preferred Series C                                  Other
                                 ----------------------- -------------------                                Compre-
                                                                             Accumulated    Subscription    hensive       Total
                                   Shares       Amount    Shares   Amount      Deficit          Notes    Income/(loss)    Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2002      12,749,415  $31,096,152    120   $120,000  $ (25,809,041)  $ (687,500)  $        -   $  4,719,611
Issuance of common stock as
 payment of interest on
 Long-term debt                     200,000       29,000      -          -              -            -            -         29,000
Excess of par value of
 subsidiary common stock
 Issued for services                      -        8,563      -          -              -            -            -          8,563
Stock returned to the treasury
 of the Company                     (50,065)    (687,500)     -          -              -      687,500            -              -
Issuance of common stock for
 cash                               400,000      100,000      -          -              -            -            -        100,000
Common stock issued for services    450,000       65,000      -          -              -            -            -         65,000
Write off of preferred Series F
 accrued dividends                        -            -      -          -         32,917            -            -         32,917
Unrealized gain on investment
 securities                               -            -      -          -              -            -      214,427        214,427
Preferred dividends                       -            -      -          -        (15,600)           -            -        (15,600)
Net loss                                  -            -      -          -     (1,514,160)           -            -     (1,514,160)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, September 30, 2003      13,749,350  $30,611,215    120   $120,000  $ (27,305,884)           -   $  214,427   $  3,639,758
Stock issued for services            75,000       32,250      -          -              -            -            -         32,250
Stock issued for settlement of
 redeemable common stock            200,000      120,000      -          -              -            -            -        120,000
Excess of par value of
 subsidiary common stock Sold
 for cash and notes receivable            -     (285,002)     -          -              -            -            -       (285,002)
Stock issued as interest on
 long-term debt                     100,100       74,520                                                                    74,520
Stock issued for acquisition of
  subsidiary                        800,000      512,000      -          -              -            -            -        512,000
Unrealized gain on investment
 securities                               -            -      -          -              -            -      581,842        581,842
Preferred dividends                       -            -      -          -        (11,700)           -            -        (11,700)
Net income                                -            -      -          -     (2,004,107)           -            -     (2,004,107)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2004           14,924,450  $31,064,983    120   $120,000  $ (29,321,691)  $        -   $  796,269   $  2,659,561
===================================================================================================================================

The interim financial statements include all adjustments which, in the opinion of management, are necessary in order to make
the financial statements not misleading.                                                                                          6

                        Ultimate Franchise Systems, Inc.
                      Notes to Interim Financial Statements
                                  Form 10-QSB
                                 June 30, 2004

Note 1.  Basis of Presentation

         The unaudited financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended September 30, 2003. The results of operations for the nine and three months ended June 30, 2004 are not necessarily indicative of those to be expected for the entire year.

Note 2.  Reclassifications

         Certain reclassifications have been made to 2003 financial statement amounts to conform to the 2004 presentation.

Note 3.  Acquisition of Obee's Franchise Systems, Inc.

         On June 16, 2004, we purchased all issued and outstanding common stock of Obee's Franchise Systems, Inc. ("Obee's"). Obee's is the franchisor of the Obee's Soup & Subs concept based in Port Charlotte, Florida with approximately 55 franchised units located throughout the United States.

         The purchase price of Obee's consisted of the issuance of 800,000 shares of our common stock valued at $.64 per share ($512,000) as well as cash of $98,377. The transaction was recorded as follows:

              Total consideration paid                              $  610,377
              Less fair value of assets acquired                    $  203,926
              Plus liabilities assumed                              $  868,345
                                                                    ----------
              Excess of cost over net assets acquired (goodwill)    $1,274,796
                                                                    ==========

         The goodwill associated with this transaction was deemed to be impaired and was expensed during the quarter ended June 30, 2004.

Note 4.  Sale of majority owned subsidiary

         On December 29, 2003, we sold our majority interest in Sobik's International Franchising, Inc. ("Sobik's") to Quality Restaurant Ventures Corp. ("QRVC"). Under the terms of this agreement, we agreed to sell 17,445,664 shares of Sobik's in exchange for $100,000 in cash, a note receivable of $900,000, and 1,000,000 shares of "Series A Convertible Preferred Stock" in Sobik's. This preferred stock is convertible at our option and is anti- dillutive. If all 1,000,000 shares of the Series A Convertible Preferred stock were converted at the same time, we would own 19% of the outstanding common stock of Sobik's. The $900,000 note receivable requires QRVC to pay us quarterly interest only payments of $15,750 until December 2004. At that time QRVC will pay us an additional $100,000 in principal and continue to make quarterly interest payments of $14,000 until December 31, 2005. At that time the remaining principal balance will be amortized and paid in monthly principal and interest installments of $13,489 until 2013.

Note 5.  Formation of Franchise Management Company, LLC

         In January 2004, we completed the formation of Franchise Management Company, LLC. ("FMC"), whereby our Central Park brand will combine franchising revenues and expenses with other regional quick service restaurant concepts. The benefit of this type of partnership is twofold; first, we will be able to significantly reduce our overhead costs by spreading these costs over multiple brands. Second, we expect an increase in franchising revenue by increasing our purchasing power associated with the aggregation of these concepts. FMC began operations on March 1, 2004. Our initial investment in FMC was $30,000 which represents a 33.3% interest in this partnership. In June 2004, the Members of FMC elected to redistribute a portion of our initial investment. As a result, in June 2004 we received $15,000 as a partial return of our equity in this partnership.

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

Note 7.  Settlement of Redeemable Common Stock

         In connection with our acquisition of Seawest Subs, Inc. in 1998, the prior owner had a right to require us to repurchase 9,000 shares of our common stock at a purchase price of $32.55 per share which equaled a total repurchase value of $293,000. In March 2004, we settled this obligation by issuing a note payable of $60,000, 200,000 shares of our common stock, and investment securities we hold in other restaurant companies. The note payable requires us to make eight quarterly payments of $7,500 beginning in April 2004. This resulted in a loss of $44,000 calculated as follows:

                                                                Number of
                                                                  Shares       Bid Price on
                        Company                                   Issued     Settlement Date      Total Market Value
                        -------                                   ------     ---------------      ------------------
            Ultimate Franchise Systems,
            Inc.                                                 200,000          $ 0.60            $    120,000
            Quality Restaurant Ventures,
            Inc.                                               1,000,000            0.04                  40,000

            Weight Loss Forever, Inc.                            300,000            0.27                  81,000

            Fransaction, Inc.                                    200,000            0.18                  36,000
                                                                                                    ------------
                                                                                                         277,000

            Plus note payable                                                                             60,000
                                                                                                    ------------
            Total consideration                                                                          337,000

            Less carrying value of redeemable option                                                     293,000
                                                                                                    ------------

            Loss on settlement of redeemable common stock                                           $    (44,000)
                                                                                                    ============

         In addition, the value of the securities listed above will be evaluated on April 1, 2005. If at that time the aggregate value of these securities is below $293,000, we are required to issue additional securities to compensate for this difference. At this time it is not possible to estimate the market price of these securities and no additional liability has been recorded at this time.

Note 8.  Investment in Piccadilly's Restaurant Chain

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


Note 9.  Resignation of Chief Financial Officer / Chief Operating Officer

         On February 29, 2004, Michael Cronin resigned from his position of Chief Financial Officer & Chief Operating Officer. In addition, Mr. Cronin has also resigned from the Company's board of directors.

Note 10. Early Settlement of Note Receivable

         In August 2004, we agreed to accept an early settlement of our note receivable with Grace Ventures, LLC. This had a carrying value of approximately $1.3 million dollars and relates to our sale of our former subsidiary Jreck Subs, Inc. which we sold to Grace Ventures in 2001. According to this agreement we will receive $500,000 in cash in August 2004, and hold a note receivable for $100,000 which will accrue interest at 7% and be paid in one balloon payment on August 31, 2008. As a result, we recorded an impairment charge of $724,003 during the three months ended June 30, 2004 to reflect this transaction. Our Chief Executive Officer Christopher Swartz is also a partner in Grace Ventures LLC.

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

Overview

         We have transitioned our company from a restaurant franchising company with exclusive ownership of five restaurant concepts into a franchise management and venture company with minority interests in numerous franchised brands. As part of this strategy we have continued to sell portions of our equity interests in most of our brands in order to redeploy our assets into additional concepts. We feel these assets may be positioned in more exciting categories or companies that have a greater chance of exponential growth. Our new partners in these ventures are strong entrepreneurs who we believe will grow these brands and therefore increase the value of our now smaller ownership. Management hopes by increasing our portfolio of brands and the strength of our joint venture partners that we will be able to increase shareholder value. In line with this transition, during the year ended September 30, 2002 we sold our Li'L Dino and Jreck Subs restaurant concepts for $3,100,000. We received $1,278,005 in cash and notes receivable aggregating $1,800,000. We used this capital to acquire minority interests in other franchise concepts. $650,000 was used to form a joint venture which acquired 100% of the common stock in Flamers. Flamers is a mall based hamburger concept with 55 units located in eight states on the east coast. Additionally, we have entered into management agreements with Beverly Hills Weight Loss and Wellness, Inc. (formerly Weight Loss Forever Int'l, Inc.) and Famous Food Group, Inc. (formerly Topper's Brick Oven Pizza, Inc. These agreements require us to provide franchising services in exchange for equity ownership interests in these publicly traded companies. The company received six million shares of common stock in each company in December 2002. During 2004, we will continue to seek other regionally based restaurant concepts that we feel provide synergies to our company and which allow us to improve our financial performance through economies of scale.

         The acquisition of Obee's is another step in the development. Whereas acquiring 100% of one asset is not necessarily in line with our end goal of owning minority interests in many brands, our ability to acquire undervalued or emerging brands, recapitalize them or restructure them and prepare them for a large equity investment or to be reversed into a public shell does fit directly in line with our venture capabilities. In the Obee's situation, that is what is contemplated.

         We have already identified an appropriate public vehicle whereby we intend to reverse merge Obee's into. This will allow us to create a better capital structure, create more financing opportunities and ultimately create more shareholder value for us and a new shareholder base for the Obee's public company. It is contemplated that us will remain the largest shareholder of this new public entity for a period of one year and then reduce our ownership through the sale of most of our equity to private investors.

         Additionally, we are under contract to acquire eight hamburger restaurants and the brand they operate under, along with all trademarks and licenses. These stores will operate as company-owned restaurants for a period of time and the brand will become part of our portfolio of brands.

         This transaction, once again, does not on the surface, necessarily appear to be in line with our new business model. However, we believe it highlights the flexibility of our new venture platform. These restaurants are profitable and we believe we can greatly increase this profitability over a one-year period. As part of this one-year strategy, we believe we can revitalize the brand and get it positioned for growth through a franchising model. After that period, we will sell individual stores to area developers as a means to seed new markets and afford them operating efficiencies and training locations. We believe we can do this very profitably and build a brand in doing so. We fully expect significant rewards for the shareholders by completing this transaction. Additionally, with our substantial investments already in the hamburger segment and the relatively few number of regional players in this segment, this acquisition is an excellent opportunity to increase our product purchasing power and our operational leveraging in the segment.

         In total, we have financial investments in 585 restaurants and 46 weight loss clinics. Our equity interests include the following:

                                          State of Ownership                   Predominant Restaurant
Corporation Name                            Incorporation        Percentage          Concept
----------------                          ------------------     ----------    ----------------------
Central Park of America, Inc.                 Delaware               100%       "Central Park"
Obee's Franchise Systems, Inc.                Florida                100%       "Obee's Soup & Subs"
Franchise Management Company, LLC             Florida               33.3%       N/A
Fransaction, Inc.                             Florida                 29%       "New York Burrito"
Concept Acquisitions II, LLC                  Florida                 25%       "Flamers"
Jreck Subs, Inc.                              New York                20%       "Jreck Subs"
Li'l Dino Corporation                         North Carolina          20%       "Li'l Dino"
Quality Restaurant Ventures, Inc.             Florida                 19%       "Sobik's Subs"
Concept Acquisitions, Inc.                    California              18%       "Mountain Mike's"
Bevery Hills Weight Loss and Wellness, Inc.   Colorado                18%       "Weight Loss Forever"
Famous Food Group, Inc.                       Delaware                13%       "Uncle Al's Famous Hot Dogs"
Sea West Subs, Inc.                           Washington              10%       "SeaWest"
Piccadilly Restaurant Investment Group, LLC   Nevada                   1%       "Piccadilly's"

Nine Months Ended June 30, 2004 Compared to Nine Months Ended June 30, 2003.

Results of Operations

         We had a net loss applicable to common stock of $2,015,807 for the nine months ended June 30, 2004 compared to a net loss of $1,099,300 for the same period in 2003, a change of $916,507 or 83.4%. This significant change resulted from several factors. First, we incurred a $1,274,796 impairment charge on the goodwill associated from the acquisition of Obee's Franchise Systems, Inc. in June 2004 (see note 3). In addition, we incurred a charge of $724,003 on a note receivable sold at a discount (See Note 10). We also sold our majority interest in our Sobik's Subs subsidiary in December 2003 which resulted in a gain of $243,340 during the first quarter of 2004. In addition, in January 2004 we received approximately $250,000 in vendor usage incentives from our continued efforts to consolidate the purchasing of food and beverage products. We also continue to recognize management fees associated with franchise support services offered to affiliate companies.

         Our total revenue increased $119,735 or 6.7% to $1,919,376 for the nine months ended June 30, 2004 from $1,799,641 for the same period in 2003. The increase in the current year is due to several factors. First, we have continued to consolidate the purchasing of food and beverage products for our minority owned concepts. This strategy has allowed our companies to receive better pricing on food and beverage products than would be possible if each acted independently. As a result, we earned approximately $250,000 during the nine months ended June 30, 2004 from this arrangement. Our revenue associated with retail sales at company owned restaurants decreased $200,792 or 32.7% to $413,677 during 2004 compared to $614,469 in 2003. During 2003 we operated two company owned locations compared to just one in 2004. Additionally, sales for this location have declined approximately 6% compared to 2003. Finally, management services revenue increased $160,573 or 108.8% for the nine months ended June 30, 2004 compared to $147,609 for the same period in 2003. This increase is the result of franchise services provided to other franchise restaurant concepts in exchange for stock. The value of the stock received is amortized over the life of each management agreement.

         Total operating expenses decreased $509,387 or 20.9% to $1,929,959 for the nine months ended June 30, 2004 compared to $2,439,346 for the same period in 2003. This decrease is primarily related to the cost of operating company owned restaurant locations. In 2003 we operated two company owned restaurants compared to just one in 2004. As a result, the cost of retail sales decreased 41.5% to $393,156 during the nine months ended June 30, 2004 compared to $671,505 during the same period in 2003. Additionally, franchise servicing costs decreased $125,718 or 21.2% to $468,407 in 2004 compared to $594,125 in 2003.
This decrease resulted from the sale of our majority owned subsidiary Sobik's Subs in December 2003. During the nine months ended June 30, 2003 the Sobik's Subs subsidiary incurred approximately $154,000 in franchise servicing costs. In addition, general and administrative costs decreased 7.2% or $71,439 to $916,344 during 2004 compared to $987,783 during the same period in 2003. This was primarily the result of reduced salaries and wages. Finally, consulting and investor relations costs decreased $26,084 or 15.1% to $146,741 for the nine months ended June 30, 2004 compared to $172,825 for the same period in 2003. This decrease resulted from a consulting agreement which expired in January 2003.

         Other expenses increased $1,545,629 to $1,993,524 for the nine months ended June 30, 2004 compared to $447,895 for the same period in 2003. This increase is primarily attributed to a one time charge of $1,274,796 for the impairment of goodwill associated with the acquisition of Obee's Franchise Systems, Inc. in June 2004. Additionally, we incurred a one time charge of $724,003 on a note receivable sold at a discount in August 2004. The sale of this note will assist us in funding our operating losses in the short term. Finally, in December 2003, we sold our majority owned subsidiary Sobik's Subs which resulted in a gain of $243,340.

Liquidity and Capital Resources

         Net cash used by operating activities was $578,819 for the nine months ended June 30, 2004 compared to $809,686 for the same period in 2003. This increase is attributed to an increase in revenue provided from our receipt of approximately $250,000 in cash from a vendor usage incentive on food and beverage products.

         Our working capital deficit at June 30, 2004 was $2,068,804 compared with a deficit of $1,603,821 at September 30, 2003, an increase in deficit of $464,983.

         In order to generate sufficient cash to satisfy our working capital deficit, management has identified the following strategies. First, we plan to liquidate a portion of our investment securities currently classified as non current assets. We currently own 8,697,368 shares of the publicly traded Beverly Hills Weight Loss and Wellness, Inc. (formerly Weight Loss Forever Int'l, Inc.) This stock is currently traded on the OTC Bulletin Board under the symbol BHWW. We believe that the company can generate approximately $600,000 from the sale of a portion of these securities. Also, in August 2004 we agreed to a settlement offer on a long term note receivable which will provide us with $500,000 in cash in August 2004 (See Note 10). Finally, we may enter into additional long-term debt arrangements. These three options are currently being evaluated by management, and the implementation of one or all of these strategies should enable the company to meet its current obligations.

         Net cash used by investing activities was $348,540 for the nine months ended June 30, 2004 compared to $166,450 provided from investing activities for the same period in 2003. This change was primarily the result of two factors. First, in 2004 we received $45,497 from the collection of notes receivable compared to $672,000 in collections of notes receivable in 2003. Additionally, in 2004 we used $350,000 to invest in Piccadilly Restaurant Investment Group, LLC. (See Note 7 above) compared to $650,000 used in 2003 to form the COAC II joint venture.

         Net cash provided by financing activities was $954,902 for the nine months ended June 30, 2004 compared to $29,579 used by financing activities for the same period in 2003, an increase of $984,481. During the nine months ended June 30, 2004 we received $1,674,217 from new borrowings of long-term debt compared to $300,000 during the same period in 2003. Included in our new borrowings of long-term debt is a note payable due to our Chief Executive Officer Christopher Swartz in the amount of $100,000. Additionally, we paid $700,465 in principal payments on long-term debt during the nine months ended June 30, 2004 compared to $426,329 during the same period in 2003. Finally, we received $100,000 in cash from the sale of our common stock in 2003. No common stock was sold for cash in 2004.

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003.

Results of Operations

         We had a net loss applicable to common stock of $2,225,402 for the three months ended June 30, 2004 compared to a net loss of $524,466 for the same period in 2003, a change of $1,700,936 or 324.3%. This significant change resulted from several factors. First, we incurred a $1,274,796 impairment charge on the goodwill associated from the acquisition of Obee's Franchise Systems, Inc. in June 2004 (see note 3). In addition, we incurred charge of $724,003 on a note receivable sold at a discount (See note 10).

         We had a net loss applicable to common stock of $2,175,402 for the three months ended June 30, 2004 compared to a net loss of $524,466 for the same period in 2003, a change of $1,650,936 or 314.8%. This significant change resulted from several factors. First, we incurred a $1,274,796 impairment charge on the goodwill associated from the acquisition of Obee's Franchise Systems, Inc. in June 2004 (see note 3). In addition, we incurred a one time impairment charge of $674,003 on a note receivable with a face value of $1.3 million dollars. In June 2004 we agreed to sell this note receivable for $650,000 in cash which will be used to fund the operations of the company.

         Our total revenue decreased $180,489 or 27.8% to $469,035 for the three months ended June 30, 2004 from $649,524 for the same period in 2003. Franchise operations revenue decreased $150,370 or 37.9% to $246,717 for the three months ended June 30, 2004 compared to $397,087 for the same period in 2003. This decrease in revenue is attributable to the sale of our majority owned subsidiary Sobik's Subs in December 2003. During the three months ended June 30, 2003 this subsidiary generated $92,150 in franchise operations revenue which are no longer generated as a result of the sale of this division. Additionally, retail sales revenue generated from company owned restaurant locations fell $58,873 or 31.3% to $129,177 for the three months ended June 30, 2004 compared to $188,050 for the same period in 2003.

         Total operating expenses decreased $237,276 or 30.1% to $549,814 for the three months ended June 30, 2004 compared to $787,090 for the same period in 2003. This decrease can be attributed to several factors. First, franchise servicing costs decreased $71,528 or 43.7% to $91,993 for the three months ended June 30, 2004 compared to $163,521 for the same period in 2003. This decrease resulted from the sale of our majority owned subsidiary Sobik's Subs in December 2003. During the three months ended June 30, 2003, Sobik's incurred $65,940 in franchise servicing costs which are no longer incurred as a result of the sale of this division. The additional decrease in expenses results from a decrease in payroll costs associated with our Central Park division. Cost of retail sales decreased $120,575 or 49.7% to $122,037 for the three months ended June 30, 2004 compared to $242,612 for the same period in 2003. This decrease in expense results from the operations of two company owned restaurants in 2003 compared to just one in 2004. General and administrative costs decreased $42,610 or 12.5% to $297,954 for the three months ended June 30, 2004 compared to $340,564 for the same period in 2003. This decrease primarily results from reduced salaries and wages in 2004.

         Other expenses increased $1,757,723 to $2,140,723 for the three months ended June 30, 2004. This increase is primarily attributed to a one time charge of $1,274,796 for the impairment of goodwill associated with the acquisition of Obee's Franchise Systems, Inc. in June 2004. Additionally, we incurred a one time charge of $724,003 on a note receivable sold at a discount in August 2004. The sale of this note will assist us in funding our operating losses in the short term.

Liquidity and Capital Resources

         Net cash used by operating activities was $315,417 for the three months ended June 30, 2004 compared to net cash used by operating activities of $136,362 for the same period in 2003.

         Net cash used by investing activities was $115,860 for the three months ended June 30, 2004 compared to net cash provided by investment activities of $111,436 for the same period in 2003. During the three months ended June 30, 2004 we used $98,377 in cash for the acquisition of Obee's Franchise Systems, Inc. Additionally, we received a return of capital from Franchise Management Company, LLC. in the amount of $15,000. In addition, we received $57,000 from the sale of marketable securities in 2003. No marketable securities have been sold in 2004.

         Net cash provided by financing activities was $448,831 for the three months ended June 30, 2004 compared to cash used of $132,966 for the same period in 2003, an increase of $581,797. This change resulted from a decrease in payments of long-term debt. During the three months ended June 30, 2004 we used $75,389 to make payments on long-term debt compared to $132,966 for the same period in 2003. Additionally, we received $524,220 in new borrowings of long-term debt during the three months ended June 30, 2004. There were no new borrowings of long-term debt during the three months ended June 30, 2003.

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

Item 2. Changes in Securities and Use of Proceeds.

         The following table sets forth information with respect to the sale or issuance of unregistered securities by the Company between April 1, 2004 to June 30, 2004:

                                                                                                   Exempt From
                                                                                                     1933 Act
   Shares  Type of   Value of                                                                    Registration In
   Issued  Security  Consideration   Date Issued    To Whom Issued       Business Purpose          Reliance of:
  -------- --------  -------------   ------------  ------------------   --------------------       ------------
    50,000  Common     $   47,500     Apr 06, 2004    Barka Mat S.A.    Interest on Long-Term Debt  Section 4(2)
    25,000  Common     $   23,750     Apr 06, 2004    4 individuals     Services                    Section 4(2)
    50,000  Common     $   27,000     May 13, 2004    James Skalko      Interest on Long-Term Debt  Section 4(2)
   800,000  Common     $  512,000     Jun 16, 2004    6 individuals     Acquisition of Obee's       Section 4(2)

Item 3. Defaults Upon Senior Securities.

         None

Item 4. Submission of Matters to a Vote of Security Holders.

         On April 19, 2004, the shareholders voted in favor of amending our employee incentive plan. This increased the maximum allowable shares of our common stock to be issued under this plan from 1,500,000 shares to 3,000,000 shares. In addition, the shareholders voted in favor of electing Harold L. Kestenbaum to our Board of Directors. Mr. Kestenbaum served as franchise and general counsel to Sbarro, Inc., the national franchisor of over 900 family-style Italian restaurants and, since March 1985, he has been a director of Sbarro, whose securities were formerly listed on the New York Stock Exchange. In addition, he currently sits on the Board of Directors of RezConnect Technologies, Inc., NYB Foods Inc., Desert Moon Cafe Franchise Corp., GarageTek, Inc. and Wall Street Deli Systems, Inc. From September 1983 to October 1989, he served as President and Chairman of the Board of FranchiseIt Corporation, the first publicly traded company specializing in providing franchise marketing and consulting services and equity financing to emerging franchise companies, which he co-founded.

Item 5. Other Information.

         On July 21, 2004 we signed a letter of intent to purchase a double drive thru hamburger concept based in Ft. Myers Florida. This concept has eight corporately owned locations located in Ft. Myers and Central Florida. The terms of this agreement are being finalized at this time and we expect to consummate the transaction by September 30, 2004.

Item 6. Exhibits and Reports on Form 8-K.

         a) Exhibits. The following exhibits are included as part of this report at the location indicated:

              SEC
 Exhibit   Reference
  Number     Number        Title of Document                        Location
---------- --------- ----------------------------------------   ----------------

 Item 31                 Certifications
---------- --------- ----------------------------------------   ----------------
  31.1         31    Certification pursuant to Section 302         This filing
                     of the Sarbanes-Oxley Act of 2002
                     (Chief Executive and Financial Officer)

 Item 32                 Certifications
---------- --------- ----------------------------------------   ----------------
  32.1         32    Certification Pursuant to 18 U.S.C.           This filing
                     Section 1350, as  Adopted Pursuant to
                     Section 906 of the Sarbanes-Oxley Act
                     of 2002 (Chief Executive and Financial
                     Officer)


         (b) Reports on Form 8-K. During the quarter ended June 30, 2004, Ultimate Franchise Systems, Inc. did not file any reports on Form 8-K.

                                   SIGNATURES

In accordance with all the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Ultimate Franchise Systems, Inc.
 --------------------------------
          (Registrant)



                                  Chief Executive
                                  Officer & Chief
08/23/04  Christopher M. Swartz   Financial Officer   /s/ Christopher M. Swartz
--------  ---------------------   ------------------- -------------------------
 Date          Print Name               Title                  Signature