Form 10QSB/A
period 2004-06-30
ULTIMATE FRANCHISE SYSTEMS INC
filed 2004-08-26
CIK 1018725

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

Explanatory Note

This Amendment No. 1 to our quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2004 is being filed to correct a typographical error made in reporting the loss per share for the three months ended June 30, 2004 from ($.11) per share to ($.16) per share. Additionally, the second paragraph of the Management Discussion and Analysis that describes the results of operations for the three months ended June 30, 2004 compared to the three months ended June 30, 2003 was deleted as this was inadvertently included in the original filing.

While these are the only changes to the report, for the convenience of the reader, in this Amendment No. 1 we have reproduced the entire Quarterly Report on Form 10-QSB containing these corrections.


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


                                                                  Nine Months     Nine Months      Three Months     Three Months
                                                                     Ended           Ended            Ended            Ended
                                                                 June 30, 2004   June 30, 2003     June 30, 2004   June 30, 2003
----------------------------------------------------------------------------------------------------------------------------------
Revenues:
    Franchise operations                                        $     1,197,517  $     1,037,563  $      246,717   $       397,087
    Retail sales - company-owned stores                                 413,677          614,469         129,177           188,050
    Management Services                                                 308,182          147,609          93,141            64,387
----------------------------------------------------------------------------------------------------------------------------------

                                                                      1,919,376        1,799,641         469,035           649,524

Operating costs and expenses:
    Franchise servicing costs                                           468,407          594,125          91,993           163,521
    Cost of retail sales and operating costs - stores                   393,156          671,505         122,037           242,612
    General and administrative                                          916,344          987,783         297,954           340,564
    Consulting and investor relations                                   146,741          172,825          34,657            33,333
    Amortization and depreciation                                         5,311           13,108           3,173             7,060
----------------------------------------------------------------------------------------------------------------------------------

                                                                      1,929,959        2,439,346         549,814           787,090
----------------------------------------------------------------------------------------------------------------------------------

Income (loss) from operations                                           (10,583)        (639,705)        (80,779)         (137,566)

Other income (expense):
    Interest, net                                                      (220,310)        (202,903)       (141,924)          (84,786)
    Impairment of notes receivable and other assets                    (724,003)        (325,000)       (724,003)         (325,000)
    Loss on purchase of consolidated subsidiary                      (1,274,796)                      (1,274,796)
    Minority interest in income of subsidiary                                 -           40,008               -            26,786
    Gain on sale of majority owned subsidiary                           243,340                -               -                 -
    Other, net                                                          (17,755)          40,000               -                 -
----------------------------------------------------------------------------------------------------------------------------------

                                                                     (1,993,524)        (447,895)     (2,140,723)         (383,000)
----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                    (2,004,107)      (1,087,600)     (2,221,502)         (520,566)
----------------------------------------------------------------------------------------------------------------------------------
Preferred stock dividends                                               (11,700)         (11,700)         (3,900)           (3,900)
----------------------------------------------------------------------------------------------------------------------------------

Net income (loss) applicable to common stock                    $    (2,015,807) $    (1,099,300) $   (2,225,402)  $      (524,466)
===================================================================================================================================

Weighted average number of common shares outstanding                 13,917,782       13,228,338      14,218,956        13,630,689

Earnings (loss) per basic and diluted common share:

    Net income (loss) per common share - basic                  $          (.14) $          (.08) $         (.16)  $          (.04)

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

 Ultimate Franchise Systems, Inc.
 --------------------------------
          (Registrant)



                                  Chief Executive
                                  Officer & Chief
08/26/04  Christopher M. Swartz   Financial Officer   /s/ Christopher M. Swartz
--------  ---------------------   ------------------- -------------------------
 Date          Print Name               Title                  Signature