Form 10KSB
period 2004-09-30
ULTIMATE FRANCHISE SYSTEMS INC
filed 2005-01-13
CIK 1018725

U.S Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended September 30, 2004

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

                                 (407) 333-8998
                                 --------------
                 (Issuer's telephone number including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          Common Stock, $.001 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

The Registrant's revenue for the fiscal year ended September 30, 2004:
$3,136,377.

The aggregate market value of the voting and non-voting common equity held by non-affiliates (computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity) as of December 6, 2004 was $4,313,395 (for purposes of the foregoing calculation only, each of the registrant's officers and directors is deemed to be an affiliate).

There were 15,023,194 shares of the registrant's common stock outstanding as of December 6, 2004.

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

We are a franchise management and venture company with minority interests in numerous restaurant concepts located throughout the United States. Our headquarters are located in Heathrow, Florida. Currently, we have equity interest in companies controlling approximately 585 franchised restaurant locations and 40 weight loss clinics throughout the United States. Our strategy continues to be one of growth through the acquisition of minority positions in other restaurant franchise companies. This allows us to provide franchise management services to other companies without any increase to operating expenses and provides us with a more diversified portfolio of restaurant brands. In addition, we offer guidance and assistance to the franchisees in areas such as product preparation, equipment purchasing, marketing, administrative support and employee training.

Restaurant Brands

In total, we have financial investments in 585 restaurants and 40 weight loss clinics. Our equity interests include the following:

                                              State of           Ownership    Predominant Restaurant
Corporation Name                            Incorporation        Percentage          Concept
----------------                          ------------------     ----------    ----------------------
Central Park of America, Inc.                 Delaware               100%       "Central Park"
Obee's Franchise Systems, Inc.                Florida                100%       "Obee's Soup & Subs"
Franchise Management Company, LLC             Florida               33.3%       N/A
Fransaction, Inc.                             Florida                 59%       "New York Burrito"
Concept Acquisitions II, LLC                  Florida                 25%       "Flamers"
Jreck Subs, Inc.                              New York                20%       "Jreck Subs"
Li'l Dino Corporation                         North Carolina          20%       "Li'l Dino"
Quality Restaurant Ventures, Inc.             Florida                 19%       "Sobik's Subs"
Concept Acquisitions, Inc.                    California              18%       "Mountain Mike's"
Bevery Hills Weight Loss and Wellness, Inc.   Colorado                18%       "Weight Loss Forever"
Famous Food Group, Inc.                       Delaware                13%       "Uncle Al's Famous Hot Dogs"
Sea West Subs, Inc.                           Washington              10%       "SeaWest"
Piccadilly Restaurant Investment Group, LLC   Nevada                   1%       "Piccadilly's"


Recent Acquisitions

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

The purchase price of Obee's consisted of the issuance of 800,000 shares of our common stock valued at $.64 per share ($512,000) as well as cash of $98,377. The transaction was recorded as follows:

              Total consideration paid                               $  610,377
              Less fair value of assets acquired                     $  203,926
              Plus liabilities assumed                               $  912,703
                                                                     ----------
              Excess of cost over net assets acquired (goodwill)     $1,319,154
                                                                     ==========

The goodwill associated with this transaction was deemed to be impaired and was expensed during the quarter ended June 30, 2004.

Recent Dispositions

Sobik's International Franchising, Inc.

On December 29, 2003, we sold our majority interest in Sobik's International Franchising, Inc. ("Sobik's") to Quality Restaurant Ventures Corp. ("QRVC"). Under the terms of this agreement, we agreed to sell 17,445,664 shares of Sobik's in exchange for $100,000 in cash, a note receivable of $900,000, and 1,000,000 shares of "Series A Convertible Preferred Stock" in Sobik's. This preferred stock is convertible at our option and is anti- dillutive. If all 1,000,000 shares of the Series A Convertible Preferred stock were converted at the same time, we would own 19% of the outstanding common stock of Sobik's. The $900,000 note receivable requires QRVC to pay us quarterly interest only payments of $15,750 until December 2004. At that time QRVC will pay us an additional $100,000 in principal and continue to make quarterly interest payments of $14,000 until December 31, 2005. At that time the remaining principal balance will be amortized and paid in monthly principal and interest installments of $13,489 until 2013. Subsequent to this transaction, an analysis of the QRVC financials indicated inadequate cash flows provided from operations to make payments on this note. As a result, we recorded a $500,000 impairment charge to our note receivable during the year ended September 30, 2004.

Our Chief Executive Officer, Christopher Swartz is also a member of the QRVC Board of Directors. The results of operations are included in our consolidated financial statements up until the date of sale.

General Description of Business

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

Initial franchise fees are considered to be within industry norms and currently are $12,500 for new locations in the sandwich segment, $20,000 in the hamburger and Fresh-Mex segments, and $25,000 for Casual Dining (Gator's). Initial franchise fees are due upon the execution of the Franchise Agreement. Ongoing royalties are also considered to be within industry norms ranging from 4%-5% of sales. In addition to ongoing royalties, all franchisees are required to contribute 2%-4% of sales to a concept-based pooled marketing fund. We collect weekly and monthly sales and other operating information from each franchisee. We have agreements with most franchisees permitting us to electronically debit the franchisees' bank accounts for the payment of royalties, marketing fund contributions, and other amounts owed to us under the franchise agreement. This system significantly reduces the resources needed to process receivables, improves cash flow and helps to limit past due accounts related to these items. Franchisees generally are required to purchase and install an approved point of sale system that, among other things, allows us to poll sales information daily. The following table sets forth and summarizes certain information about our majority owned concepts and current franchise agreements:

----------------------------------------------------------------------------------------------------------------------------
                                         No. of                     Avg. Royalty    Royalty
                                       Franchised                     Rate on       Rate on                    Currently
                                        Units at      Avg. Yrs.       Existing      Current      Price of       Selling
                                        Sept 30,      Remaining      Franchise     Franchise        New           New
               Concept                    2004       On Contract     Agreements    Agreement     Franchise     Franchises
 ----------------------------------------------------------------------------------------------------------------------------
"Obee's"                                   62            12.3           7.0%           7.0%         15,000         Yes
"Central Park"                             42             8.6           4.3%           5.0%         20,000         Yes
"New York Burrito"                         32             7.3           7.0%           7.0%         15,000         Yes
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

Employees

As of September 30, 2004 we had approximately 36 employees consisting of 16 administrative employees, and 20 employees at our one corporately owned Central Park location.

Copy of Report

A copy of this report is available for review at the SEC Public Reference Room located at 450 Fifth Street, N.W., Washington, DC 20549. You may obtain more information regarding the operation of the Public Reference Room by calling 1-800-SEC-0330. You may also obtain a copy of this report via the internet at .


ITEM 2. DESCRIPTION OF PROPERTY

Our office space is leased at various terms up to September 2009.

A summary of all real estate locations owned or leased by us at September 30, 2004 are as follows:

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

300 International Pkwy. Suite 100             Office     Leased      2,833   4,778    02/11/06
Heathrow, FL 32746

300 International Pkwy., Suite 180            Office     Leased        747   1,276    02/11/06
Hewthrow, FL 32746

300 International Pkwy., Suite 104            Office     Leased        712   1,187    10/31/06
Hewthrow, FL 32746

5751 Uptain Rd., Suite 301                    Office     Leased      1,129   1,200    05/31/07
Chattanooga, TN  37402

1376 Highland Avenue                          Land       Leased      N/A     1,614    02/28/06
Selma, AL

1777 Tamiami Tr., Suite 206                   Office     Leased     2,454    4,080    11/30/08
Port Charlotte, FL

7205 Waters Ave.                              Land       Leased       N/A    2,650    09/09/06
Savanah, GA 31406                                                  ------  --------
                                                                    7,875  $16,785

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

6204 Lee Highway                              Land      Leased       N/A     1,600    04/01/08
Chattanooga, TN

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

                                                      High Bid     Low Bid
                                                      --------     -------
Fiscal Year Ended September 30, 2003  First Quarter    $ .22        $ .16
                                     Second Quarter      .18          .14
                                      Third Quarter      .20          .10
                                     Fourth Quarter      .15          .12

Fiscal Year Ended September 30, 2004  First Quarter    $ .20        $ .12
                                     Second Quarter      .60          .16
                                      Third Quarter      .95          .44
                                     Fourth Quarter      .85          .41

Stockholders

As of December 6, 2004 there were approximately 2,700 holders of record of our common stock.

Dividends

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

Recent Sale of Unregistered Securities

The following table sets forth information with respect to the sale or issuance of unregistered securities over the last three fiscal years.

                                                                                                                  Exempt From
                                                                                                                     1933 Act
                                      Value or                                                                    Registration
  Shares    Type of                   Consider-   To Whom                                                               In
  Issued   Security         Date       ation      Issued                       Business Purpose                    Reliance of:
------------------------------------------------------------------------------------------------------------------------------------
   51,852   Common      Aug 07, 2002    500,000 TAS, LLC                   Sale of Common Stock                     Section 4(2)
  226,699   Common      Mar 31, 2002     34,004 5 Individuals              Restructuring of Debt                    Section 4(2)
  100,000   Common      Feb 20, 2002     25,000 Gary Pereira               Conversion of Debt                       Section 4(2)
  500,000   Common      Jul 23, 2002     50,000 Agricola Coco              Conversion of Debt                       Section 4(2)
  500,000   Common      Jul 23, 2002     50,000 Bain Investments           Conversion of Debt                       Section 4(2)
  250,000   Common      Jul 23, 2002     25,000 John Mitchell              Conversion of Debt                       Section 4(2)
  250,000   Common      Jul 23, 2002     25,000 James Spratt               Conversion of Debt                       Section 4(2)
  400,000   Common      Dec 11, 2002    100,000 Allor Trust                Sale of Stock for Cash                   Section 4(2)
  100,000   Common      Jan 24, 2003     14,000 4 Individuals              Consulting Services                      Section 4(2)
   50,000   Common      Feb 12, 2003      8,000 Gary Pereira               Consulting Services                      Section 4(2)
  100,000   Common      Mar 24, 2003     14,000 JAS Investments            Interest on Long-Term Debt               Section 4(2)
  200,000   Common      Mar 31, 2003     28,000 Wall Street Group          Consulting Services                      Section 4(2)
  100,000   Common      Apr 17, 2003     15,000 Barka Mat S.A.             Interest on Long-Term Debt               Section 4(2)
  100,000   Common      Sep 25, 2003     12,000 CLD IR, Inc.               Consulting Services                      Section 4(2)
      100   Common      Oct 20, 2003         20 Fred Pilon                 Interest on Long-Term Debt               Section 4(2)
   25,000   Common      Jan 16, 2004      4,250 4 Individuals              Consulting Services                      Section 4(2)
   25,000   Common      Jan 30, 2004      4,250 4 Individuals              Consulting Services                      Section 4(2)
  200,000   Common      Mar 31, 2004    120,000 Mitch Day                  Settlement of Redeemable Common Stock    Section 4(2)
   50,000   Common      Apr 06, 2004     47,500 Barka Mat S.A.             Interest on Long-Term Debt               Section 4(2)
   25,000   Common      Apr 06, 2004     23,750 4 Individuals              Consulting Services                      Section 4(2)
   50,000   Common      May 13, 2004     27,000 James Skalko               Interest on Long-Term Debt               Section 4(2)
  800,000   Common      Jun 16, 2004    512,000 8 Individuals              Acquisition of Obee's Franchise Systems  Section 4(2)
   31,650   Common      Jul 08, 2004     25,320 James Skalko               Interest on Long-Term Debt               Section 4(2)
   25,000   Common      Aug 02, 2004     15,500 4 Individuals              Consulting Services                      Section 4(2)
   42,094   Common      Aug 03, 2004     25,256 James Skalko               Interest on Long-Term Debt               Section 4(2)

Options and Warrants

In February 1999, we approved the 1998 Incentive Plan ("Incentive Plan") to enable us to offer employees and consultants equity interests. There are 3,000,000 shares designated under the Incentive Plan and are fully vested upon grant. Since January, 1997 we have issued options and warrants to purchase our common stock outside of the Incentive Plan. The following table describes selected data with respect to unexercised options and warrants at September 30, 2004:

1998 Incentive Plan

As of September 30, 2004 there were no outstanding options under the Incentive
Plan.

Outside of the Incentive Plan
----------------------------------------------------------------------------------------------------------------------------
      Date         Expiration                             Number of     Exercise
    of Grant          Date                Name              Shares       Price                Business Purpose
----------------------------------------------------------------------------------------------------------------------------
Sep 30, 1998     Sep 30, 2006    Wall St. Group                  11,429         5.00      Investment Banking Services
Oct 15, 1999     Oct 15, 2004    Blaine Quick                    64,500         2.90      Business Expansion Consulting Services
Oct 15, 1999     Oct 15, 2004    Dr. Sol Lizerbram               12,500         5.00      Business Expansion Consulting Services
Oct 15, 1999     Oct 15, 2007    Wall St. Group                  12,500         5.00      Business Expansion Consulting Services
Oct 15, 1999     Oct 15, 2004    Richard Silberman               60,000         2.90      Business Expansion Consulting Services
Oct 15, 1999     Oct 15, 2004    Bradley Gordon                 100,000         2.90      Employee Compensation
Oct 15, 1999     Oct 15, 2004    Michael Cronin                 100,000         2.90      Employee Compensation
Oct 15, 1999     Oct 15, 2004    Richard Huey                    50,000         2.90      Employee Compensation
Oct 15, 1999     Oct 15, 2004    Kelly Swartz                     3,500         1.60      Business Expansion Consulting Services
Oct 15, 1999     Oct 15, 2004    Linda Patterson                  3,500         1.60      Business Expansion Consulting Services
Jul 31, 2000     Jul 31, 2007    Lloyd, Benton & Taylor          20,000         2.29      Business Expansion Consulting Services
Nov 30, 2000     Nov 30, 2005    Olympus Capital #1              10,000         1.00      Investment Relations Services
Nov 30, 2000     Nov 30, 2005    Olympus Capital #2              10,000         1.20      Investment Relations Services
Nov 30, 2000     Nov 30, 2005    Olympus Capital #3              10,000         1.50      Investment Relations Services
Dec 05, 2001     Dec 05, 2006    Noble International            429,791          .10      Investment Relations Services
Oct 01, 2002     Oct 01, 2007    Christopher Swartz             250,000          .08      Employee Compensation
Oct 01, 2002     Oct 01, 2008    Christopher Swartz             250,000          .08      Employee Compensation
Oct 01, 2002     Oct 01, 2007    Michael Cronin                 250,000          .08      Employee Compensation
Oct 01, 2002     Oct 01, 2008    Michael Cronin                 250,000          .08      Employee Compensation
Oct 01, 2002     Oct 01, 2007    14 Employees                   400,001          .08      Employee Compensation
Oct 01, 2002     Oct 01, 2008    14 Employees                   400,001          .08      Employee Compensation
                                                           ------------
                                 TOTAL                        2,697,722
------------------------------------------------------------------------------------------------------------------------------

The weighted average exercise price of these outstanding options is $.53 outside of the Incentive Plan. The aggregate of all options has a weighted average life until expiration of 32.88 months. No options expired in 2004. No options were granted in 2004.

The following table provides information about the Company's equity compensation plans as of September 30, 2004 and including the Ultimate Franchise System's, Inc. 1998 Stock Option Plan.

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

Management Services

The management services segment is comprised of equity securities from other restaurant concepts. These securities are issued to our company in exchange for franchise services such as: purchasing, marketing, and general franchise management.

Year Ended September 30, 2004 Compared to Year Ended September 30, 2003

Revenue

Total revenue increased $676,692 in 2004 over 2003 from $2,459,685 to $3,136,377.

Franchise operations revenue increased $593,604, or 44.4%, from $1,335,858 in 2003 to $1,929,462 in 2004. The primary reason for this increase resulted from the acquisition of Obee's Franchise Systems, Inc. in June 2004. As a result of this acquisition, we realized approximately $512,000 in revenue from the sale of restricted territories in Northern California to several development agents.

Retail restaurant sales in Company owned stores decreased $228,345 or 30.2% from $756,213 in 2003 to $527,868 in 2004. This decrease resulted from the operation of one company owned location in 2004 compared to two locations in 2003.

Management services revenue increased $170,830 or 46.5% from $367,614 in 2003 to $538,444 in 2004. This increase primarily relates to our equity earnings in the COAC II partnership. During 2004 we recognized $122,282 in revenue from earnings generated by this partnership.

Equipment revenue for the year ended September 30, 2004 was $140,603. This was the result of revenue generated from the sale of restaurant equipment to franchisee's of the Obee's Soup and Sub Concept. Since this business does not meet with our core business model we are currently evaluating other means to source restaurant equipment to our franchisees'. In early 2005, we will decide whether we will continue this segment of the Obee's franchise business.

Costs and Expenses

We segregate our operating expenses into six general categories as follows:

             Ongoing Franchise Servicing
             Retail Company Owned Store Cost of Sales and Expenses General Corporate Operating Expenses
             Consulting and Investor Relations
             Non-Cash
             Other

Franchise servicing costs, increased $323,706 or 43.5% from $743,498 in 2003 to $1,067,204 in 2004. This increase resulted from three factors. First, franchise servicing costs associated with our acquisition of Obee's Franchise Systems, Inc. were $568,657 during the year ended September 30, 2004. Additionally, our disposition of the Sobik's Subs concept in December 2003 resulted in a decrease in franchise servicing costs of approximately $155,000 during 2004. Finally, franchise servicing costs for our Central Park hamburger concept decreased $106,488 in 2004 as a result of the formation of Franchise Management Company, LLC. This partnership was formed in March 2004 in an effort to leverage human resources with other franchise companies in the quick service hamburger segment. The result of this partnership allowed us to eliminate three positions while maintaining the same level of service for our franchisees'.

Retail cost of sales and operating expenses from company owned stores decreased from $804,228 in 2003 to $532,211 in 2004. Retail cost of sales and operating expenses as a percentage of retail sales decreased from 106.4% in 2003 to 100.1% in 2004. This decrease was the result of operating only one company owned location in 2004 compared to two locations in 2003.

General corporate operating expenses generally include: officers and office support staff payroll and payroll costs; legal, audit and other professional fees; office occupancy costs and other general administrative costs. These administrative costs decreased $66,591 or 5.3% from $1,249,354 in 2003 to $1,182,763 in 2004. This decrease was primarily the result of reduced salaries and wages from the resignation of our Chief Operating Officer in February 2004.

Consulting and investor relations costs decreased $14,594 or 6.9% from $210,044 in 2003 to $195,450 in 2004.

Routine or recurring non-cash charges such as depreciation and amortization was $15,324 in 2003 compared to $8,595 in 2004. The primary reason for the decrease was the elimination of trademark amortization associated with the Sobik's Subs concept. This concept was sold in December 2003 and as a result our trademark amortization expense was reduced by $6,100 in 2004.

Interest expense increased $182,052 or 98.7% from $184,412 in 2003 to $366,464 in 2004. This increase is a direct result of an increase in borrowings of long-term debt. Due to cash flow constraints and our cash investments into other restaurant concepts, we borrowed $1,510,000 in new long-term debt in 2004. Additionally, we assumed $308,209 in long-term debt from the acquisition of Obee's Franchise Systems, Inc. Finally, we entered into new long-term debt agreements totaling $91,861 in 2004 for the settlement of other outstanding liabilities. These three factors increased our interest expense approximately $200,000 in 2004.

Impairment of notes receivable and investment securities increased $471,943 or 75.6% from $624,500 in 2003 to $1,096,443 in 2004. During 2004 we agreed to an early settlement of our $1.3 million dollar note receivable due from Grace Ventures, LLC. This note was originally to be paid in quarterly installments through 2011, however due to cash flow constraints we agreed to accept a lump sum payment of $475,000 in August 2004 and continue to hold an additional note receivable in the amount of $125,000. This note requires Grace Ventures, LLC to pay us $25,000 in November 2004 and the remaining balance will be due in August

2008. As a result of this agreement the remaining balance on the original note of $1.3 million dollars was expensed in 2004. Additionally, in 2004 we recorded impairment charges for two notes receivable totaling $372,440. During 2003, we recorded a valuation allowance on our note receivable from CFB Enterprises, Inc. in the amount of $274,500. This valuation allowance represents 25% of the carrying value of the note receivable and was recorded based on the possibility that CFB will lack sufficient cash to be able to make payments on this debt. Finally, in June 2003 we sold a note receivable with a carrying value of $500,000 for $225,000 in cash. The difference between the cash received and the carrying value was expensed at that time.

Impairment of goodwill increased $1,097,450 from $221,704 in 2003 to $1,319,154 in 2004. During 2004 we evaluated the goodwill associated with the acquisition of Obee's Franchise Systems, Inc. This evaluation indicated that all the goodwill associated with this acquisition was impaired. As a result, we recorded goodwill impairment expense of $1,319,154 in 2004. During 2003 our analysis of the Sobik's Subs goodwill suffered impairment. As a result, an impairment expense of $221,704 was recorded in 2003.

Equity of losses from our ownership interests in other restaurant concepts increased $53,294 from $789 in 2003 to $54,083 in 2004. This increase in loss was the result of increased losses from our ownership interest in Fransaction, Inc. In 2004 we were issued an additional 6 million shares of common stock in this company. This increased our ownership percentage in the company from 29% to 59%. We continue to account for this investment under the equity method of accounting.

During 2004 we agreed to sell our remaining Central Park restaurant located in Selma, Alabama. The sale of this location will be completed in November 2004. The sale of this location will result in a loss as this location has continued to suffer diminishing sales revenue. As a result, we incurred an impairment expense of $149,797 in 2004 to reduce the assets of this location to fair market value.

Liquidity and Capital Resources

Net cash used in operating activities was $1,015,083 in 2004 compared to $811,598 in 2003, an increase of $203,485.

Net cash of $141,818 was provided by investing activities in 2004 compared to $328,458 in 2003, an increase of $186,640. This change is primarily the result of two factors: First, our collections on notes receivable decreased $376,503 from $897,000 in 2003 to $520,497 in 2004. Second our cash investments into other restaurant concepts decreased $206,979 from $650,000 in 2003 to $443,021 in 2004.

Net cash provided by financing activities was $956,838 in 2004 compared to $195,011 used by financing activities in 2003. The change of $1,151,849 primarily results from our increased borrowings of long-term debt. In 2004 we had new borrowings of long-term debt of $1,910,070 compared to $300,000 in 2003, a change of $1,610,070. Additionally, payments on long-term debt increased $342,621 from $588,511 in 2003 to $931,132 in 2004.

Working capital at September 30, 2004 was a deficit of $2,430,418 compared with a deficit of $1,603,821 on September 30, 2003. Two significant items contributed to the increase in our working capital deficit. The first was the increase in our current portion of long-term debt which increased $885,988 from $788,489 in 2003 to $1,674,477 in 2004. This increase resulted from our acquisition of Obee's Franchise Systems, Inc which increased current debt by $308,209. Additionally, we entered into several short term debt agreements totaling approximately $1,050,000. The second reason for the increase in our working capital deficit relates to an increase in accounts payable and accrued expenses which increased $252,390 and $147,442. respectively. These increases relates primarily to the acquisition of Obee's Franchise Systems, Inc. in June 2004.

These issues have resulted in substantial doubt about our ability to continue as a going concern.

To address this deficiency we have sourced three opportunities for large equity investments into the company. This could enable us to continue as a going concern.

The first opportunity is in the form of a 2.5 million ($2,500,000) dollar equity investment. This investment would be in exchange for approximately thirty percent (30%) of the company. This investment would also call for the creation of a new Board of Director's seat as well as a stock option program. The stock option program is being negotiated at the present time. We expect this equity investment to be complete by the end of February 2005. We contemplate the use of proceeds to be the following:

1. Five Hundred Thousand Dollars ($500,000) in working capital;
2. Two Million Dollars ($2,000,000) for acquisitions of new franchise systems. We believe the acquisitions of the new revenue streams will allow us to reach levels of operational profitability that coupled with infusion of working capital, will allow us to grow exponentially in the coming year.

If this 2.5 million ($2,500,000) Dollar equity investment does not occur, then we have two other sources to obtain one million dollars ($1,000,000) in equity infusion respectively. In each case, these investments would be in exchange for approximately ten percent (10%) of the company. We would contemplate only accepting one of these equity investments.

The company has also made significant changes in how it will oversee and operate its investments. The operating systems and, therefore, the cash flow have been streamlined with all division Presidents now reporting to a newly hired Chief Operating Officer. We believe this streamlining and the maturation of revenue streams will now allow us to operate those entities profitably. The vast majority of the initial cash requirements to oversee these investments are behind us and in the coming years, we should now see the return on the capital that was invested in these entities. Most specifically, we have consummated the transaction which allowed us to facilitate the reverse merger of Obee's Franchise Systems into a new publicly traded entity. This transaction, once again, highlights our capabilities in creating transactions that create significant value for our shareholders and the value of our venture partners. A significant portion of our negative working capital pertains to the Obee's acquisition and through this "spin off", this working capital deficit will no longer be the obligation of Ultimate Franchise Systems, Inc. Furthermore, with Obee's new position as a stand alone publicly traded company, they have sourced the appropriate amount of capital in order to take care of their cash requirements.

With the imminent resolution of our business transformation being complete, we feel that we have addressed or will be addressing the financial challenges to allow us to continue as a going concern.

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

During 2004, we sold our majority interest in the Sobik's International Franchising, Inc. restaurant concept. Under the terms of this agreement, we agreed to sell 17,445,664 shares of Sobik's in exchange for $100,000 in cash, a note receivable of $900,000, and 1,000,000 shares of "Series A Convertible Preferred Stock" in Sobik's. This preferred stock is convertible at our option and is anti- dillutive. If all 1,000,000 shares of the Series A Convertible Preferred stock were converted at the same time, we would own 19% of the outstanding common stock of Sobik's. The $900,000 note receivable requires QRVC to pay us quarterly interest only payments of $15,750 until December 2004. At that time QRVC will pay us an additional $100,000 in principal and continue to make quarterly interest payments of $14,000 until December 31, 2005. At that time the remaining principal balance will be amortized and paid in monthly principal and interest installments of $13,489 until 2013. Subsequent to this transaction, an analysis of the QRVC financials indicated inadequate cash flows provided from operations to make payments on this note. As a result, we recorded a $500,000 impairment charge to our note receivable during the year ended September 30, 2004.

Our Chief Executive Officer, Christopher Swartz is also a member of the QRVC Board of Directors. The results of operations are included in our consolidated financial statements up until the date of sale.

Quantitative and Qualitative Disclosures About Market Risk

The Company believes that its revenues and results of operations have not been significantly affected by inflation during the two years ended September 30, 2004.

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

--------------------------------------------------------------------------------
      Name                Age   Director/Date    Office or Position
                                 Elected
--------------------------------------------------------------------------------

Christopher M. Swartz     34   Yes/ Apr 1996   Chairman, President and Chief
                                               Executive Officer
Eric T. Swartz            38   Yes/ Apr 1996   Secretary
* Michael F. Cronin       48   No / Apr 2000   Chief Financial Officer/Treasurer
                                               and Chief Operating Officer
Richard Beattie           40   Yes/ Oct 2002   Director
Harold L. Kestenbaum      46   Yes/ Apr 2004   Director
--------------------------------------------------------------------------------

* Mr. Cronin resigned from the board of directors on February 29, 2004.

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

Based solely on the Company's review of copies of such reports and written representations from the Company's executive officers and directors, the Company believes that its executive officers and directors complied with all Section 16(a) filing requirements during the fiscal year ended September 30, 2004.

ITEM 10. EXECUTIVE AND DIRECTOR COMPENSATION

Summary Compensation Table

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

                                          Summary Compensation Table

-----------------------------------------------------------------------------------------------------------------------
                           Annual Compensation                                       Long Term Compensation
-----------------------------------------------------------------------------------------------------------------------
   Name & Principal                                        Other Annual    Awards      Awards    Payouts    All Other
       Position            Year       Salary      Bonus    Compensation  ----------------------------------------------
                                                                         Restricted   Options      LTIP
                                                                         Stock in $   SARS (#)  Payouts
                                                                                                   ($)
-----------------------------------------------------------------------------------------------------------------------
                           2004      $ 175,000     $ 0          $ 0          $ 0         0         $ 0         $ 0
 Christopher M. Swartz     2003      $ 175,000     $ 0          $ 0          $ 0         0         $ 0         $ 0
    President & CEO        2002      $ 175,000     $ 0          $ 0          $ 0     500,000       $ 0         $ 0
-----------------------------------------------------------------------------------------------------------------------
   Michael F. Cronin       2004      $ 58,333      $ 0          $ 0          $ 0         0         $ 0         $ 0
Chief Financial Officer    2003      $ 140,000     $ 0          $ 0          $ 0         0         $ 0         $ 0
& Chief Operating Officer  2002      $ 140,000     $ 0          $ 0          $ 0     500,000       $ 0         $ 0
-----------------------------------------------------------------------------------------------------------------------

(a) Mr. Cronin resigned from his position of Chief Financial Officer and Chief Operating Officer on February 29, 2004.

Employment Contracts

None

Options and Rights Granted to Purchase Common Stock

The following table summarizes options and rights to purchase common stock that were granted or issued to executive officers and directors over each of the last three fiscal years:

---------------------------------------------------------------------------------------------------------------------------
                                         Number                                                   Percent of
                                           of     Number of                                          Total
                                         Options  Shares of     Date of                 Exercise    Options
                                         Granted   Common       Grant                   Price of  Granted to
                                          (in       Stock        or         Expiration  Purchase   Employees
        Name              Position       Shares)  Purchased    Purchase        Date     Price     During Year
---------------------------------------------------------------------------------------------------------------------------
Christopher M. Swartz President and    250,000               Oct 01, 2001  Oct 01, 2007  $ 0.08     13.9%
                      Chief Executive  250,000               Oct 01, 2001  Oct 01, 2008  $ 0.08     13.9%
                      Officer

Michael F. Cronin    Chief Financial   250,000               Oct 01, 2001  Oct 01, 2007  $ 0.08     13.9%
                     Officer and Chief 250,000               Oct 01, 2001  Oct 01, 2008  $ 0.08     13.9%
                     Operating Officer
---------------------------------------------------------------------------------------------------------------------------

Stock Appreciation Rights granted to our officers during 2004

The following  table sets forth  information  regarding the value of Options and
----------------------------------------------------------------------------------------------------------------------------
                                                       Number of Securities Underlying         Value of In-The-Money
                                                        Unexercised Options and SAR's            Options and SAR's
                                                            at September 30, 2004              at September 30, 2004
----------------------------------------------------------------------------------------------------------------------------
                   Shares Acquired
Name and Position    on Exercise     Value Realized     Exercisable      Unexercisable     Exercisable   Unexercisable
----------------------------------------------------------------------------------------------------------------------------
Christopher M. Swartz    None             None           500,000             None             $215,000        None
  President and
  Chief Executive
    Officer

Michael F. Cronin        None             None           600,000             None             $215,000        None
 Chief Financial
 Officer and Chief
 Operating Officer
----------------------------------------------------------------------------------------------------------------------------

Other

We do not carry officers & directors liability insurance or disability benefits in excess of statutorily mandated amounts. Directors receive no compensation for their duties.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information relating to the beneficial ownership of the Company's Common Stock by those persons beneficially holding more than 5% of the Company's common stock or held by our executive officers and directors, and by all our officers and directors as a group as of September 30, 2004. The address of each person is in care of the Company unless noted.

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

--------------------------------------------------------------------------------
                               Name and Amount and
                      Address of      Officer        Nature of
    Title of          Beneficial         or         Beneficial        Percent of
     Class              Owner         Director         Owner             Class
--------------------------------------------------------------------------------
  Common Stock  Christopher M. Swartz   Yes       (a) 2,556,709         17.21%
  Common Stock       Eric Swartz        Yes              42,500          0.05 %
  Common Stock    Richard Beattie       Yes       (b)   100,000          0.07 %
         All Officers and Directors as a Group        2,699,209         24.30 %

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

(b) Includes 400,000 shares of common stock owned by The Allor Trust In October 2002, pursuant to a stock purchase agreement we issued 400,000 shares of our common stock to The Allor Trust, ("Allor") in exchange for $100,000. In addition, Richard Beattie was appointed to our Board of Directors as a result of this transaction.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Formation of Joint Venture

In October 2002, we formed a joint venture with Concept Acquisitions, LLC., ("COAC") The joint venture has purchased 100% of the assets in the Flamers hamburger concept with 55 units throughout the Mid-Atlantic United States. The purchase price consisted of $1,000,000 in cash and a note payable for $1,600,000 which will require principal and interest payments over a three year period with a balloon payment due thereafter. The transaction was funded as follows:

                                                                UFSI        COAC         Total
                                                             ----------- ------------ -------------
 Cash for equity position in Joint Venture                     350,000     350,000        700,000
 Cash for note receivable                                      300,000           -        300,000
                                                             ----------- ------------ -------------
 Total cash used for acquisition                               650,000     350,000      1,000,000
                                                             ======================================

Conversion of Note Receivable to Equity

Subsequent to the formation of the COAC joint venture, in March 2003 we converted our $300,000 note receivable issued to form the joint venture with COAC into equity. Under the terms of the agreement, Ultimate Franchise Systems, Inc. will receive the greater of $15,000 per month or 50% of the cash distributions or sales proceeds of COAC II until December 31, 2005. Thereafter, Ultimate Franchise Systems will be entitled to a 25% interest in cash distributions and sales proceeds.

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

In August 2004, we received 6,000,000 shares of common stock from Fransaction, Inc in exchange for franchise management services we plan to provide this company. As a result of this transaction we now own 59% of the issued and outstanding shares of Fransaction, Inc.

Item 13. Exhibits and Reports on Form 8-K.

         a) Exhibits. The following exhibits are included as part of this report at the location indicated:

              SEC
 Exhibit   Reference
  Number     Number        Title of Document                        Location
---------- --------- ----------------------------------------   ----------------

 Item 31             Certifications
---------- --------- ----------------------------------------   ----------------
  31.1         31    Certification of Chief Executive Officer   This filing
                     of Periodic Report pursuant to Rule
                     13a-14a and Rule 15d-14(a).

  32.1         32    Certification pursuant to 18 U.S.C.        This filing
                     Section 1350.



         (b) Reports on Form 8-K. During the year ended September 30, 2004, Ultimate Franchise Systems, Inc. did not file any reports on Form 8-K.

Item 14. Principal Accountant Fees and Services

The following table sets forth the aggregate fees for professional services billed to us by our principal accounting firm, Berman Hopkins Wright & LaHam, LLP, for the past two fiscal years. Such information is provided as of December 6, 2004 and, accordingly, the information for Fiscal 2004 may be subject to change:

                                             Year Ended September 30,
                                             2004              2003
                                         -----------       -----------
       Audit Fees......................  $    76,343       $    62,852

       Tax Fees........................       26,452            22,354
                                         -----------       -----------
                                         $   102,795       $    85,206
                                         ===========       ===========

Tax fees are for the preparation of our U.S. corporate federal and state tax returns. All work performed by our independent registered certified public accountants must be pre-approved by our Audit Committee to ensure that all such work is compatible with maintaining the principal accountant's independence.

                                   SIGNATURES

In accordance with all the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ultimate Franchise Systems, Inc.
------- ------------------------
      (Registrant)



                                   President, Chief Financial
                                   Officer & Duly Authorized
                                   Officer Member of
01/13/05   Christopher M. Swartz   Board of Directors  /s/ Christopher M. Swartz
--------   ---------------------  -------------------  -------------------------
  Date          Print Name               Title                   Signature

                Ultimate Franchise Systems, Inc. and Subsidiaries

                        Consolidated Financial Statements

                 For the Years Ended September 30, 2004 and 2003


                                    Contents



Independent Auditors' Report on Consolidated Financial Statements............F-1

Consolidated Financial Statements:

     Consolidated Balance Sheets.......................................F-2 - F-3
     Consolidated Statements of Operations...................................F-4
     Consolidated Statements of Cash Flows.............................F-5 - F-6
     Consolidated Statements of Stockholders' Equity.........................F-7
     Notes to Consolidated Financial Statements.......................F-8 - F-34

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders of Ultimate Franchise Systems, Inc.
Heathrow, Florida


We have audited the accompanying consolidated balance sheets of Ultimate Franchise Systems, Inc. and subsidiaries as of September 30, 2004, and 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ultimate Franchise Systems, Inc. and subsidiaries as of September 30, 2004, and 2003 and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Berman Hopkins Wright & LaHam, CPA's, LLP

Berman Hopkins Wright & LaHam, CPA's, LLP
Melbourne, Florida
November 17, 2004                                                            F-1

                                Ultimate Franchise Systems, Inc. and Subsidiaries
                                          Consolidated Balance Sheets


                                                                             September 30,         September 30,
                                                                                 2004                   2003
---------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
    Cash                                                                       $    104,656           $     21,083
    Accounts receivable                                                              38,746                 56,059
    Prepaid expenses                                                                  4,547                  6,014
    Current portion of notes receivable                                             192,213                132,796
---------------------------------------------------------------------------------------------------------------------
        Total current assets                                                        340,162                215,952
---------------------------------------------------------------------------------------------------------------------
Property and equipment, net                                                          94,780                 63,449
---------------------------------------------------------------------------------------------------------------------

Other assets:
    Goodwill                                                                      2,625,773              3,531,057
    Deferred loan costs, net                                                         49,103                114,563
    Notes receivable, net of current portion and allowance of
        $1,146,940 and $274,500, respectively                                     1,161,596              2,275,952
    Investment securities                                                           293,947                749,816
    Other Investments                                                             1,368,989              1,041,719
---------------------------------------------------------------------------------------------------------------------
        Total other assets                                                        5,499,408              7,713,107
---------------------------------------------------------------------------------------------------------------------
Total assets                                                                   $  5,934,350           $  7,992,506
=====================================================================================================================


Read independent auditors' report. The accompanying notes
are an integral part of the consolidated financial statements                                                     F-2

                                Ultimate Franchise Systems, Inc. and Subsidiaries
                                     Consolidated Balance Sheets, Continued


                                                                             September 30,         September 30,
                                                                                 2004                   2003
---------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current liabilities:
    Current portion of long-term debt                                          $  1,595,960           $    788,489
    Accounts payable                                                                451,657                199,267
    Deferred revenue                                                                 41,673                291,669
    Accrued expenses                                                                667,965                520,523
    Accrued preferred stock dividends                                                13,325                 19,825
---------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                         2,770,580              1,819,773
---------------------------------------------------------------------------------------------------------------------
Long-term debt, less current portion                                              2,229,511              2,037,073
---------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                 5,000,091              3,856,846
---------------------------------------------------------------------------------------------------------------------
Minority interest                                                                         -                202,902
---------------------------------------------------------------------------------------------------------------------
Redeemable common stock                                                                   -                293,000
---------------------------------------------------------------------------------------------------------------------

Stockholders' equity:
    Series C convertible preferred stock, no par value, 120 shares
      authorized, issued and outstanding                                            120,000                120,000
    Common stock, $.001 par value, 100,000,000 shares authorized,
      15,023,194, and 13,749,350 shares issued and outstanding,
      respectively                                                               31,131,059             30,611,215
    Accumulated deficit                                                         (30,088,841)           (27,305,884)
    Accumulated other comprehensive (loss) income                                  (227,959)               214,427
---------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                          934,259              3,639,758
---------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                     $  5,934,350           $  7,992,506
=====================================================================================================================


Read independent auditors' report. The accompanying notes
are an integral part of the consolidated financial statements                                                    F-3

                        Ultimate Franchise Systems, Inc. and Subsidiaries
                             Consolidated Statements of Operations


                                                                          Year             Year
                                                                          Ended           Ended
                                                                      September 30,   September 30,
                                                                          2004             2003
----------------------------------------------------------------------------------------------------
Revenues:
    Franchise operations                                             $  1,929,462     $  1,335,858
    Retail sales - company-owned stores                                   527,868          756,213
    Equipment sales                                                       140,603                -
    Management services                                                   538,444          367,614
----------------------------------------------------------------------------------------------------
                                                                        3,136,377        2,459,685

Operating costs and expenses:
    Franchise servicing costs                                           1,067,204          743,498
    Cost of retail sales and operating costs - stores                     532,211          804,228
    Cost of sales - equipment                                             224,674                -
    General and administrative                                          1,182,763        1,249,354
    Consulting and investor relations                                     195,450          210,044
    Amortization and depreciation                                           8,595           15,324
----------------------------------------------------------------------------------------------------
                                                                        3,210,897        3,022,448
----------------------------------------------------------------------------------------------------

Income (loss) from operations                                             (74,520)        (562,763)

Other income (expense):
    Interest, net                                                        (366,464)        (184,412)
    Impairment of notes receivable and investment securities           (1,096,443)        (624,500)
    Impairment of goodwill                                             (1,319,154)        (221,704)
    Equity of earnings/(losses) of unconsolidated subsidiary              (54,083)            (789)
    Gain on disposal of consolidated subsidiary                           243,340                -
    Minority interest in income of subsidiary                                   -           40,008
    Loss on the sale of company owned restaurant                         (149,797)               -
    Other, net                                                             49,764           40,000
----------------------------------------------------------------------------------------------------
                                                                       (2,692,837)        (951,397)
----------------------------------------------------------------------------------------------------
Net income (loss)                                                      (2,767,357)      (1,514,160)
----------------------------------------------------------------------------------------------------
Preferred stock dividends                                                 (15,600)         (15,600)
----------------------------------------------------------------------------------------------------

Net income (loss) applicable to common stock                         $ (2,782,957)    $ (1,529,760)
====================================================================================================

Weighted average number of common shares outstanding                   14,188,789       13,335,826

Earnings (loss) per basic and diluted common share:
    Net income (loss) per common share - basic                       $       (.20)    $       (.11)
    Net income (loss) per common share - diluted                          N/A              N/A
====================================================================================================

Read independent auditors' report. The accompanying notes
are an integral part of the consolidated financial statements                                   F-4

                        Ultimate Franchise Systems, Inc. and Subsidiaries
                              Consolidated Statements of Cash Flows

                                                                      Year             Year
                                                                     Ended             Ended
                                                                 September 30,     September 30,
                                                                      2004             2003
-------------------------------------------------------------------------------------------------
Operating activities:
    Net income (loss)                                          $    (2,767,357)  $    (1,514,160)
    Adjustments to reconcile net loss to net cash used
      by operating activities:
       Amortization and depreciation                                     8,595            15,324
       Allowance for notes receivable                                  150,820           274,500
       Impairment of long-lived assets                               1,246,240           277,635
       Permanent impairment of goodwill                                      -           221,704
       Gain on settlement of long-term debt                                  -           (40,000)
       Discount on early settlement of notes receivable              1,274,796                 -
       Gain on sale of consolidated subsidiaries                      (243,340)                -
       Stock and stock options issued for services                      47,750            65,000
       Stock of majority owned subsidiary issued for services                -             8,563
       Stock issued for interest on long-term debt                     125,096
       Stock issued for restructuring of long-term debt                      -            29,000
       Minority interest in income (loss) of subsidiary                      -           (40,008)
       Amortized discounts on financial instruments                     11,796                 -
       Loss on settlement of redeemable common stock                   (23,517)                -
       Amortization of deferred loan costs to interest expense          65,460            65,460
       Capitalized interest on notes receivable                       (131,130)         (136,109)
       Unrealized gain on equity earnings of joint venture            (122,282)                -
       (Increase) decrease in:
         Accounts receivable                                           (60,566)              101
         Prepaid expenses                                                1,465            21,333
         Other assets                                                        -                 -
       Increase (decrease) in:
         Accounts payable                                             (274,576)           38,853
         Deferred revenue                                             (233,631)         (210,344)
         Accrued liabilities                                           (90,702)          111,550
-------------------------------------------------------------------------------------------------
Net cash used by operating activities                               (1,015,083)         (811,598)
-------------------------------------------------------------------------------------------------
Investing activities:
    Purchase of property and equipment                                  (2,690)           (2,550)
    Proceeds from sale of marketable securities                              -            57,000
    Issuance of notes receivable                                       (18,667)                -
    Proceeds from collection of dividends                                    -            27,008
    Cash used for investment in restaurant concepts                   (438,582)                -
    Cash from sale of majority owned subsidiary                         96,260                 -
    Cash used for formation of joint venture                                 -          (650,000)
    Cash used for formation of management company                      (30,000)                -
    Return of capital from managment company                            15,000                 -
    Proceeds from collection of notes receivable                       520,497           897,000
-------------------------------------------------------------------------------------------------
Net cash provided by investing activities                              141,818           328,458
-------------------------------------------------------------------------------------------------
Financing activities:
    Borrowings on long-term debt                                     1,910,070           300,000
    Proceeds from sale of common stock                                       -           100,000
    Dividends paid on preferred stock                                  (22,100)           (6,500)
    Payments on long-term debt                                        (931,132)         (588,511)
-------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                       956,838          (195,011)
-------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                    83,573          (678,151)

Cash and cash equivalents, beginning of period                          21,083           699,234
-------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                       $       104,656   $        21,083
=================================================================================================

Read independent auditors' report. The accompanying notes
are an integral part of the consolidated financial statements                                 F-5

                Ultimate Franchise Systems, Inc. and Subsidiaries
                Consolidated Statements of Cash Flows, Continued


Certain supplemental disclosure of cash flow information and non-cash investing and financing activities is as follows:


                                                                                         Year                 Year
                                                                                        Ended                 Ended
                                                                                    September 30,         September 30,
                                                                                         2004                  2003
----------------------------------------------------------------------------------------------------------------------------
Cash paid for interest                                                           $         227,131     $          184,508
----------------------------------------------------------------------------------------------------------------------------
Conversion of note receivable into joint venture equity                          $               -     $          543,083
Accrued preferred stock dividends relieved                                                       -                 32,917
Acquisition of investment securities for services                                          600,000                500,000
Write down of non-refundable deposit of potential acquisition                                    -                 75,000
Unrealized gain / (loss) on marketable securities                                         (442,386)               214,427
Preferred stock dividends accrued                                                           15,600                 15,600
Stock returned to treasury for cancellation of subscription receivable                           -                687,500
Common stock issued for settlement of redeemable common stock                             (120,000)                     -
Stock adjustment for sale of Sobik subsidiary                                             (285,002)                     -
Note receivable received from sale of Sobik subsidiary                                    (900,000)                     -
Adjustment of majority interests from sale of Sobik subsidiary                            (202,902)                     -
Receipts of Series A preferred stock from sale of Sobik subsidiary                          (8,058)                     -
Note payable from settlement of redeemable common stock                                     60,000                      -
Stock issued for acquisiton of Obee's subsidiary                                           512,000                      -
Debt acquired in acquisiton of Obee's subsidiary                                           196,154                      -
Fixed assests acquired from Obee's subsidiary                                              (87,427)                     -
============================================================================================================================

Read independent auditors' report. The accompanying notes
are an integral part of the consolidated financial statements                                                            F-6

                                        Ultimate Franchise Systems, Inc. and Subsidiaries
                                        Consolidated Statements of Stockholders' Equity

                                                                                                              Accumulated
                                                                                                                Other
                                                                          Preferred                             Compre-
                                                    Common                 Series C                  Subscrip-  hensive
                                             ----------------------  -----------------  Accumulated    tion     Income     Total
                                              Shares       Amount     Shares   Amount     Deficit      Notes    (Loss)     Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2002                 12,749,415  $31,096,152    120    $120,000 $(25,809,041) $(687,500) $      - $4,719,611
Issuance of common stock as payment of
 interest on long-term debt                    200,000       29,000      -           -            -          -         -     29,000
Excess of par value of subsidiary common
 stock issued for services                                    8,563      -           -            -          -         -      8,563
Stock returned to the treasury of the company  (50,065)    (687,500)     -           -            -    687,500         -          -
Issuance of common stock for cash              400,000      100,000      -           -            -          -         -    100,000
Stock issued for services                      450,000       65,000      -           -            -          -         -     65,000
Write off of preferred Series F dividends            -            -      -           -       32,917          -         -     32,917
Preferred dividends                                  -            -      -           -      (15,600)         -         -    (15,600)
Net loss                                             -            -      -           -   (1,514,160)         -         - (1,514,160)
Unrealized gain on investment securities             -            -      -           -            -          -   214,427    214,427
------------------------------------------------------------------------------------------------------------------------------------

Balance, September 30, 2003                 13,749,350  $30,611,215    120    $120,000 $(27,305,884) $       -  $214,427$ 3,639,758
Excess of par value of subsidiary common
 stock sold for cash and note receivable             -     (285,002)     -           -            -          -         -   (285,002)
Stock issued as interest on long-term debt     173,844      125,096      -           -            -          -         -    125,096
Stock issued for settlement of redeemable
 common stock                                  200,000      120,000      -           -            -          -         -    120,000
Stock issued for acquisition of subsidiary     800,000      512,000      -           -            -          -         -    512,000
Stock issued for services                      100,000       47,750      -           -            -          -         -     47,750
Preferred dividends                                  -            -      -           -      (15,600)         -         -    (15,600)
Net loss                                             -            -      -           -   (2,767,357)         -         - (2,767,357)
Unrealized loss on investment securities             -            -      -           -            -          -  (442,386)  (442,386)

Balance, September 30, 2004                 15,023,194  $31,131,059    120    $120,000 $(30,088,841) $       - $(227,959)$  934,259
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

                 For the Years Ended September 30, 2004 and 2003



1.       Background Information

         Ultimate Franchise Systems, Inc. (collectively "we" and "our"), was incorporated on July 19, 1995 under the laws of the State of Colorado. On April 25, 2002, we changed our state of domicile from the State of Colorado to the State of Nevada.

         We are a franchise management and venture company with minority interests in numerous restaurant concepts located throughout the United States. Our headquarters are located in Heathrow, Florida. Currently, we have equity interest in companies controlling approximately 585 franchised restaurant locations and 40 weight loss clinics throughout the United States. Our strategy continues to be one of growth. The majority of which is through the acquisition of minority positions in other restaurant franchise companies. This allows us to provide franchise management services to other companies without any increase to operating expenses and provides us with a more diversified portfolio of restaurant brands. In addition, we offer guidance and assistance to the franchisees in areas such as product preparation, equipment purchasing, marketing, administrative support and employee training.

2.       Liquidity and Capital Resources

         The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations in recent years. In addition, the Company has used, rather than provided, cash in its operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainity.

         The Company has incurred losses in each of the past two years. As of September 30, 2004, it had an accumulated deficit of $30,088,841. During the fiscal year ended September 30, 2004, the Company incurred a loss of $2,767,357 and used cash in operations of $1,015,083. The Company's working capital deficit as of September 30, 2004 was 2,430,418.

         To address this deficiency, we have a signed commitment from an individual to contribute $2.5 million dollars in the form of a convertible debenture. This individual has expressed an interest to convert this debenture into common stock immediately and as a result an addendum to this agreement is currently being negotiated. We expect that this will require us to issue approximately five million shares of our common stock and allow this individual to become a member of our Board of Directors. The proceeds from this investment will be used to fund our working capital deficit, fund our ongoing operations, and to make additional acquisitions of other restaurant concepts.

Read independent auditors' report. The accompanying notes
are an integral part of the consolidated financial statements                F-8

                Ultimate Franchise Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                 For the Years Ended September 30, 2004 and 2003


2.       Liquidity and Capital Resources (continued)

         The company has also made significant changes in how it will oversee and operate its investments. The operating systems and, therefore, the cash flow have been streamlined with all division Presidents now reporting to a newly hired Chief Operating Officer. We believe this streamlining and the maturation of revenue streams will now allow us to operate those entities profitably. The vast majority of the initial cash requirements to oversee these investments are behind us and in the coming years, we should now see the return on the capital that was invested in these entities.

         With the imminent resolution of our business transformation being complete, we feel that we have addressed or will be addressing the financial challenges to allow us to continue as a going concern.

3.       Significant Accounting Policies

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

Read independent auditors' report. The accompanying notes
are an integral part of the consolidated financial statements                F-9

                Ultimate Franchise Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                 For the Years Ended September 30, 2004 and 2003


3.       Significant Accounting Policies (continued)

         Use of Estimates

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

         Property and Equipment

         Property and equipment are recorded at cost. Maintenance and repairs are charged to operations as incurred. Betterments and renewals are capitalized. When property and equipment are sold or otherwise disposed of, the asset account and the related accumulated depreciation accounts are relieved, and any gain or loss is included in operations. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, generally ranging from five to 40 years. For the years ended September 30, 2004 and 2003, depreciation expense amounted to $6,562 and $7,191 respectively.

         Asset Impairment

         We regularly examine our long-lived assets for possible impairment indicators. If an impairment indicator is noted, the estimated undiscounted future cash flows of these assets are compared to the recorded value of the assets. If the net recorded value cannot be recouped, the assets are written down to their fair market value. For the years ended September 30, 2004 and 2003, we determined that certain investments and notes receivable had incurred impairment (see notes 5 &
         6). As a result, the accompanying consolidated statements of operations reflects a write-down of long-lived assets in the amount of $1,096,443 and $624,500 respectively.

         Deferred Loan Costs

         Deferred loan costs are amortized ratably over the terms of the related loans. For the years ended September 30, 2004 and 2003, amortization of deferred loan costs amounted to $65,460 for both years.

Read independent auditors' report. The accompanying notes
are an integral part of the consolidated financial statements               F-10

                Ultimate Franchise Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                 For the Years Ended September 30, 2004 and 2003


3.       Significant Accounting Policies (continued)

         Goodwill

         Goodwill represents the excess of cost over the fair value of net assets acquired and is being examined regularly for impairment using the discounted future cash flows method. If any such impairment exists, the related assets are written down to fair value. During the year ended September 30, 2004 we reviewed the goodwill associated with our acquisition of Obee's Franchise Systems, Inc. This analysis indicated an immediate impairment of all goodwill associated with the acquisition. As a result, we recorded a $1,319,154 impairment charge during the third quarter of this year. Additionally, we agreed to sell our one remaining Central Park hamburger restaurant. This transaction will be consummated in November 2004, and will result in an impairment of the goodwill associated with this location. As a result, an impairment charge of $97,573 was recorded during the fourth quarter of 2004.

         Revenue Recognition

         Continuing franchise royalty revenue is recognized monthly as earned. Initial franchise royalty revenue is recognized when all services or conditions relating to the sale of the individual franchise has been substantially performed. Revenues from company-owned stores and bakery products are recognized upon the sale of products.

         Advertising Costs

         Advertising costs are charged to operations as incurred. Advertising expenses were $15,440 and $13,219 for the years ended September 30, 2004 and 2003, respectively.

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

Read independent auditors' report. The accompanying notes
are an integral part of the consolidated financial statements               F-11

                Ultimate Franchise Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                 For the Years Ended September 30, 2004 and 2003


3.       Significant Accounting Policies (continued)

         Investment Securities

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

         Fair Value of Financial Instruments

         Financial Accounting Standards Board Statement No. 107 ("FAS 107"), "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2004.

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

Read independent auditors' report. The accompanying notes
are an integral part of the consolidated financial statements               F-12

                Ultimate Franchise Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                 For the Years Ended September 30, 2004 and 2003


3.       Significant Accounting Policies (continued)

         Earnings Per Common Share

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

         Potential common shares at September 30, 2004 and 2003 include 2,229,794 stock options and warrants and approximately 450,000 shares from convertible notes payable, for both years. We also have a liability to issue 25,000 shares of common stock as of September 30, 2004 and 2003, respectively. This liability to issue common stock of $58,650 is included as a component of accrued expenses on the accompanying consolidated balance sheets.

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

         Recent Accounting Pronouncements

         In January 2003, the FASB issued Interpretation 46, Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of Interpretation 46 apply immediately to


Read independent auditors' report. The accompanying notes
are an integral part of the consolidated financial statements               F-13

                Ultimate Franchise Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                 For the Years Ended September 30, 2004 and 2003


3.       Significant Accounting Policies (continued)

         Recent Accounting Pronouncements (continued)

         variable interest entities created after January 31, 2003. The consolidation requirements apply to transactions entered into prior to February 1, 2003 in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of the Interpretation on July 1, 2003 did not have a material impact on our financial statements.

         In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. The Statement is effective (with certain exceptions) for contracts entered into or modified after June 30, 2003. The adoption of this Statement has had no material impact on our financial statements.

         In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this Statement has had no material impact on our financial statements.

         Risk and Uncertainties

         The primary uncertainty which we face is our ability to locate knowledgeable franchisees who also have the financial resources to successfully operate the stores. In addition, we need to be able to identify appropriate locations for our newly franchised stores. We believe that we have taken the steps necessary to minimize these risks.

         Reclassifications

         Certain amounts in the 2003 financial statements have been reclassified to conform to the 2004 presentation.

Read independent auditors' report. The accompanying notes
are an integral part of the consolidated financial statements               F-14

                Ultimate Franchise Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                 For the Years Ended September 30, 2004 and 2003


4.       Disposition of Subsidiaries and Company Owned Restaurant Location

         Changes in goodwill and accumulated amortization for the years ended September 30, 2004 and 2003 are as follows:

                                                                                  Accumulated          Net
                                                                  Goodwill       Amortization        Goodwill
         ---------------------------------------------------------------------------------------------------------
         Balance, September 30, 2002                          $     4,175,853      $   (423,092)  $    3,752,761
         Impairment of Sobik's Subs                                  (221,704)                -         (221,704)
         ---------------------------------------------------------------------------------------------------------
         Balance, September 30, 2003                          $     3,954,149      $   (423,092)  $    3,531,057
         Acquisition of Obee's                                      1,319,154                 -        1,319,154
         Impairment of Obee's                                      (1,319,154)                -       (1,319,154)
         Sale of Sobik's                                           (1,053,897)          246,186         (807,711)
         Impairment of Central Park restaurant                        (97,573)                -          (97,573)
         ---------------------------------------------------------------------------------------------------------
         Balance, September 30, 2004                                2,802,679          (176,906)       2,625,773
         =========================================================================================================

         Sobik's International Franchising, Inc.

         On December 29, 2003, we sold our majority interest in Sobik's International Franchising, Inc. ("Sobik's") to Quality Restaurant Ventures Corp. ("QRVC"). Under the terms of this agreement, we agreed to sell 17,445,664 shares of Sobik's in exchange for $100,000 in cash, a note receivable of $900,000, and 1,000,000 shares of "Series A Convertible Preferred Stock" in Sobik's. This preferred stock is convertible at our option and is anti- dillutive. If all 1,000,000 shares of the Series A Convertible Preferred stock were converted at the same time, we would own 19% of the outstanding common stock of Sobik's. The $900,000 note receivable requires QRVC to pay us quarterly interest only payments of $15,750 until December 2004. At that time QRVC will pay us an additional $100,000 in principal and continue to make quarterly interest payments of $14,000 until December 31, 2005. At that time the remaining principal balance will be amortized and paid in monthly principal and interest installments of $13,489 until 2013. Subsequent to this transaction, an analysis of the QRVC financials indicated inadequate cash flows provided from operations to make payments on this note. As a result, we recorded a $500,000 impairment charge to our note receivable during the year ended September 30, 2004.

         Our Chief Executive Officer, Christopher Swartz is also a member of the QRVC Board of Directors. The results of operations are included in our consolidated financial statements up until the date of sale.

         Central Park Company Owned Store

         In September 2004, we agreed in principle to a sale of our corporately owned Central Park store located in Selma, Alabama. The sale was finalized in November 2004 and as a result


Read independent auditors' report. The accompanying notes
are an integral part of the consolidated financial statements               F-15

                Ultimate Franchise Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                 For the Years Ended September 30, 2004 and 2003


4.       Disposition of Subsidiaries (continued)

         Central Park Company Owned Store (continued)

         the goodwill associated with this location has been determined to be impaired. A charge to earnings in the amount of $97,573 was taken in the fourth quarter of 2004.

5.       Acquisitions of Restaurant Concepts & Other Equity Investments

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

         The purchase price of Obee's consisted of the issuance of 800,000 shares of our common stock valued at $.64 per share ($512,000) as well as cash of $98,377. The transaction was recorded as follows:

                  Total consideration paid                            $  610,377
                  Less fair value of assets acquired                  $  203,926
                  Plus liabilities assumed                            $  912,703
                                                                      ----------
                  Excess of cost over net assets acquired (goodwill)  $1,319,154
                                                                      ==========


         The goodwill associated with this transaction was deemed to be impaired and was expensed during the quarter ended June 30, 2004.

         Franchise Management Company, LLC.

         In January 2004, we completed the formation of Franchise Management Company, LLC. ("FMC"), whereby our Central Park brand will combine franchising revenues and expenses with other regional quick service restaurant concepts. The benefit of this type of partnership is twofold; first, we have been able to significantly reduce our overhead costs by spreading these costs over multiple brands. Second, we expect an increase in franchising revenue by increasing our purchasing power associated with the aggregation of these concepts. FMC began operations on March 1, 2004. Our initial investment in FMC was $30,000 which represents a 33.3% interest in this partnership. In June 2004, the Members of FMC elected to redistribute a portion of our initial investment. As a result, in June 2004 we received $15,000 as a partial return of our equity in this partnership.


Read independent auditors' report. The accompanying notes
are an integral part of the consolidated financial statements               F-16

                Ultimate Franchise Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                 For the Years Ended September 30, 2004 and 2003


5.       Acquisitions of Restaurant Concepts & Other Equity Investments

         Piccadilly Restaurant Investment Group, LLC

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

         Concept Acquisitions II

         In October 2002, we formed a joint venture with Concept Acquisitions, LLC., ("COAC") The joint venture has purchased 100% of the assets in the Flamers hamburger concept that has 55 units throughout the Mid-Atlantic United States. The purchase price consisted of $1,000,000 in cash and a note payable for $1,600,000 which will require principal and interest payments over a three year period with a balloon payment due thereafter. The transaction was funded as follows:

                                                                UFSI        COAC         Total
                                                            ----------- ------------ -------------
         Cash for equity position in Joint Venture            350,000     350,000       700,000
         Cash for note receivable                             300,000           -       300,000
                                                              -------     -------     ---------
         Total cash used for acquisition                      650,000     350,000     1,000,000
                                                              =======     =======     =========

         Subsequent to this transaction, in March 2003, we converted our $300,000 note receivable issued to form the joint venture into a reduced equity position in this joint venture. Under the terms of the agreement, Ultimate Franchise Systems, Inc. receives a guaranteed payment in the joint venture equal to the greater of $15,000 per month or 50% of the cash distributions or sales proceeds of COAC II until December 31, 2005. Thereafter, Ultimate Franchise Systems will be entitled to a 25% interest in cash distributions and sales proceeds.

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

Read independent auditors' report. The accompanying notes
are an integral part of the consolidated financial statements               F-17

                Ultimate Franchise Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                 For the Years Ended September 30, 2004 and 2003


6.       Notes Receivable

         Notes receivable are comprised of the following at September 30, 2004 and 2003:

                                                                                          2004               2003
           ---------------------------------------------------------------------------------------------------------
           $900,000 note receivable from Quality Restaurant Ventures, LLC;
               interest is 7%. Interest only payments made quarterly until
               December 2005, Thereafter, monthly principal and interest
               payments until paid in full in 2013. (Net of allowance
               of $500,000, see note 4)                                                415,750                  -

           $1,300,000 note receivable from Grace Ventures Group, LLC; This note was paid at a discount under a early settlement
               agreement (see note 6 below)                                            125,000          1,320,000

           $260,682 non-interest bearing note receivable from Mahar Partnership from sale of building that was used in the Pastry Products Bakery operation. Payable in full by March 2009, net of $110,000
               allowance and unamortized discount of $38,230 at September 30, 2004.
               A 7% discount rate was used for this computation. (Mahar Partnership is a related party as our CEO Christopher Swartz is a Managing
               Member of Mahar Partnership)                                            112,452            210,248

           $1,000,000 notes receivable from CFB Enterprises from sale of Pastry
               Products; $90,000, interest-free, due in March 2003, and
               $900,000, accruing interest at 8%, due in equal quarterly
               payments from April 2005 through March 2012. Net of $536,940 allowance. (CFB Enterprises is a related party as our CEO
               Christopher Swartz is a Managng Member of CFB Enterprises)              626,940            823,500

           $55,000 note receivable from Clark from sale of Seawest; due
               September 2004                                                           55,000             55,000

           Various notes receivable from related franchise concepts; with interest of 8% to 10%, payable in monthly principal and interest
               installments with maturity dates through September 2005.                 18,667                  -
           ---------------------------------------------------------------------------------------------------------
                                                                                     1,353,809          2,408,748

           Less current portion                                                       (192,213)          (132,796)
           ---------------------------------------------------------------------------------------------------------
                                                                                 $   1,161,596      $   2,275,952
           =========================================================================================================

Read independent auditors' report. The accompanying notes
are an integral part of the consolidated financial statements               F-18

                Ultimate Franchise Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                 For the Years Ended September 30, 2004 and 2003


7.       Permanent Impairment of Note Receivable & Related Party Transaction

         During the year ended September 30, 2004 we entered into an agreement with Grace Ventures, LLC to accept a discounted payment on their note to us. The note originally required Grace Ventures, LLC to pay us $1.3 million dollars through 2011. Under this agreement we were paid $500,000 in August 2004 and continue to hold a note receivable for $125,000 which is due in 2008. As a result, we recorded a permanent impairment of this note in the amount of $724,003 during the year ended September 30, 2004.

         Our Chief Executive Officer Christopher Swartz is also a managing member of Grace Ventures, LLC.

8.       Concentrations and Credit Risk

         As indicated in the table above, we have several notes receivable with related parties. While we fully anticipate timely collection of these notes, their nature causes a possible credit risk.

9.       Investment Securities

         The following details an itemized list of our investment securities as of September 30, 2004.

                                                                                  Current Market
                                                   Number of      Bid Price on       Value of         Valuation     Book Value
       Corporation Name            Percentage    Shares Owned       9/30/04         Investment        Allowance     on 9/30/04
--------------------------------------------------------------------------------------------------------------------------------
Beverly Hills Weight Loss and
Wellness, Inc.                             18%     8,697,368      $       0.02    $    173,947       $                $173,947

Famous Food Group, Inc.                    13%     6,000,000      $       0.02    $    120,000                 -      $120,000
                                                ----------------                 ----------------- ---------------- ------------
                                                  14,697,368                      $    293,947       $                $293,947


         The following summarizes our portfolio of investment securities as of
         September 30, 2004 and 2003:
         --------------------------------------------------------------------------------------
         Carrying value at September 30, 2002                                   $      95,024
         Acquisition of investment securities                                         500,000
         Recognition of impairment in value of investment
           securities due to other than temporary decline in market value              (2,635)

         Sale of investment securities for cash                                       (57,000)

         Cumulative unrealized gains on investment securities                         214,427
         --------------------------------------------------------------------------------------

Read independent auditors' report. The accompanying notes
are an integral part of the consolidated financial statements               F-19

                Ultimate Franchise Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                 For the Years Ended September 30, 2004 and 2003

         --------------------------------------------------------------------------------------
         Carrying value at September 30, 2003                                   $     749,816
         Securities   issued  in  settlement  of  redeemable  common  stock
         liability                                                                    (13,483)

         Cumulative unrealized gains on investment securities                        (442,386)
         --------------------------------------------------------------------------------------

         Carrying value at September 30, 2004                                   $     293,947
         ======================================================================================

10.      Other Investments
         The following table summarizes our other long-term assets as of
         September 30, 2004 and 2003:
                                                                         2004             2003
         --------------------------------------------------------------------------------------------
         Equity in COAC II Joint Venture (See note 4)                  $  772,282       $  650,000
         Equity in Mountain Mike's (See note 4)                           243,084          243,084
         Investment in Uptown Restaurant Group                                  -           38,554
         Investment in Gators Franchising, LLC.                            30,565           35,864
         Investment in QRVC (See note 3)                                    8,058                -
         Investment in Franchise Management Company (See note 4)           15,000                -
         Investment in Piccadilly's (See note 4)                          300,000                -
         Trademarks, net of accumulated amortization                            -           74,217
         --------------------------------------------------------------------------------------------
                                                                       $1,368,989       $1,041,719

         Our ownership interest in these companies is as follows:

                                                                    Method of
                     Corporation Name               Percentage   Accounting Used
         -----------------------------------------------------------------------
         Concept Acquisitions II, LLC                    25%      Equity Method
         Mountain Mike's                                 18%      Cost Method
         Uptown Restaurant Group                         59%      Equity Method
         Gator's Dockside Int'l Franchising, Inc.        10%      Cost Method
         Quality Restaurant Ventures, LLC                19%      Cost Method
         Piccadilly Restaurant Investment Group,
         LLC                                             >1%      Cost Method


Read independent auditors' report. The accompanying notes
are an integral part of the consolidated financial statements               F-20

                Ultimate Franchise Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                 For the Years Ended September 30, 2004 and 2003


11.      Property and Equipment

         Property and equipment are comprised of the following at September 30, 2004 and 2003:

                                                                                        2004               2003
         ---------------------------------------------------------------------------------------------------------
         Land and buildings                                                        $       -          $  34,554
         Machinery and equipment                                                      78,026             13,241
         Office and computer equipment                                                18,923             11,261
         Leasehold improvements                                                       17,343             17,343
         ---------------------------------------------------------------------------------------------------------
                                                                                     114,292             76,399
         Less accumulated depreciation                                               (19,512)           (12,950)
         ---------------------------------------------------------------------------------------------------------
         Net property and equipment                                                $  94,780          $  63,449
         =========================================================================================================

12.      Accrued Expenses

         Accrued expenses are comprised of the following at September 30, 2004 and 2003:
                                                                                          2004               2003
         ----------------------------------------------------------------------------------------------------------
         Accrued payroll and payroll-related items                                       4,885              3,219
         Accrued interest                                                              259,624            197,405
         Liability to issue common stock                                                58,650             58,650
         Accrued payroll taxes                                                         256,223                  -
         Accrued credit card payables                                                   78,518                  -
         Accrued fountain incentive due to related companies                                 -            249,482
         Other accrued expenses                                                         10,065             11,767
         ----------------------------------------------------------------------------------------------------------
                                                                                   $   667,965        $   520,523
         ==========================================================================================================

Read independent auditors' report. The accompanying notes
are an integral part of the consolidated financial statements               F-21

                Ultimate Franchise Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                 For the Years Ended September 30, 2004 and 2003


13.      Long-Term Debt

         Long-term debt consists of the following at September 30, 2004 and 2003:

                                                                                              2004            2003
           ---------------------------------------------------------------------------------------------------------
           Note payable to former owners of acquired Central Park subsidiary, payable in monthly installments at the prime lending rate less
               0.5% (5.25% at September 30, 2004) of $6,670 through July 2005;
               collateralized by certain accounts receivable, real and personal
               property and inventory.                                                $     63,933    $    133,250

           Note payable to former owner of acquired Central Park subsidiary.
               Paid in February 2004.                                                            -         231,739

           Note payable to former owner of acquired Central Park subsidiary.
               Paid in February 2004.                                                            -          62,632

           Convertible note payable to individuals in the face amount of
               $950,000; monthly principal and interest payments at 7% until
               July 2010 of $12,952. The note is convertible into Company common stock at $1.00 per share beginning July 2001. This note is
               uncollateralized.                                                           922,698         934,608

           Convertible note payable to former owners of acquired Central Park subsidiary, interest accrues at 7% until July 2005 and then monthly principal and interest payments of $3,960 until July
               2010. The note is convertible into Company common stock at $1.00
               per share beginning July 2001. This note is uncollateralized.               200,000         200,000

           Three notes payable in the cumulative face amount of $600,000 issued in connection with the Central Park acquisition for non-compete agreements, these notes bear interest at 7% until July 2005 and then payable in equal aggregate monthly payments until July 2010.
               These notes are uncollateralized. One note with a face amount of
               $80,000 was retired in January 2003 for $40,000.                            520,000         520,000

           Note payable to former owner of acquired subsidiary; monthly principal and interest payments at 7% of $3,019 are due through
               July 2007; collateralized by royalty revenues generated by the
               Sobik's franchises. This note was assigned to Quality Restaurant
               Ventures Corp. in connection with our sale of the Sobik's Subs
               Concept in December 2003.                                                         -         126,054

           Four notes payable to individuals with an aggregate face amount of
               $350,000; all unpaid principal and interest at 8% currently past-due; collateralized by a personal guarantee of our chief
               executive officer.                                                           80,000          80,000

           Two notes payable to individuals with an aggregate face amount of
               $150,000; quarterly interest at 15%; principal and interest
               payments of $10,840 continue through July 2006. Non-collateralized           73,587         102,935

Read independent auditors' report. The accompanying notes
are an integral part of the consolidated financial statements               F-22

                Ultimate Franchise Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                 For the Years Ended September 30, 2004 and 2003


           Three notes payable to individuals; monthly interest-only payments at
               15% due through November 2004, at which time any remaining unpaid principal and interest is due; these notes are uncollateralized and are net of unamortized loan costs of $162,000 and $138,000 respectively. We are in arrears with respect to the interest
               payments and thus have classified these notes as currently due.             162,000         138,000

           Note payable to a corporation; monthly interest only payments at 12%
               until September 2003; thereafter quarterly principal and interest payments of $77,000 until fully paid in June 2004. This note was
               restructured in June 2004.                                                        -         226,000

           Note payable to a corporation; monthly principal and interest payments
               at 13% until October 2005.                                                  280,840               -

           Note payable to several individuals; monthly interest only payments at 12.5% until July 2006; thereafter monthly principal and
               interest payments of $12,043 until fully paid in July 2009.                 360,000               -

           Note payable to an individual in settlement of our redeemable common stock liability. Requires quarterly payments of $7,500 until June
               2006. This note does not require us to pay interest.                         52,500               -

           Note payable to five individuals with an aggregate face amount of
               $85,000; monthly interest only payments at 15% due through March
               11, 2003, at which time principal is due; upon mutual agreement between parties the note may be extended for an additional twelve month period; this note is collateralized by a personal guaranty and a UCC-1 filing on the royalty stream of Sobik's. Two of these notes payable with a face value of $25,000 were paid in 2003. The
               remaining three notes were paid in 2004.                                          -          60,000

           Note payable to an individual; monthly interest only payments at 15%
               until March 2004; at that time the entire principal balance will
               be due.                                                                     200,000               -

           Note payable to three individuals with an aggregate face amount of
               $800,000; interest on these notes is 15%. Monthly principal and interest payments of $22,265 are required until paid in full in
               November 2007. These notes are secured through a security
               agreement that pledge the assets and royalty stream of our
               Central Park hamburger concept as collateral. These notes are
               also personally guaranteed by our CEO Christopher Swartz.                   670,220               -

           Note payable to a bank which was due in July 2004. Interest rate on
               this note is 6%. This note was paid in full in November 2004                 96,154               -

           Note payable to an individual. Due in December 2004. Interest rate is
               8%.                                                                         100,000               -

           Various uncollateralized notes payable; due with various monthly principal and interest payments; maturing at various dates through
               July 2004.                                                                   43,539          10,344
                                                                                   ---------------------------------
                                                                                         3,825,471       2,825,562

           Less current portion                                                         (1,595,960)       (788,489)
           ---------------------------------------------------------------------------------------------------------

           Total long-term debt                                                       $  2,229,511    $  2,037,073
           =========================================================================================================

Read independent auditors' report. The accompanying notes
are an integral part of the consolidated financial statements               F-23

                Ultimate Franchise Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                 For the Years Ended September 30, 2004 and 2003


13.      Long-Term Debt (continued)

         Interest expense on long-term debt during the years ended September 30, 2004 and 2003 amounted to $541,298 and $344,574, respectively.

         The annual maturities of long-term debt for the five years subsequent to September 30, 2004 are as follows:

                                                               Total
                  -------------------------------------------------------
                  2005                                    $   1,595,960
                  2006                                          893,861
                  2007                                          508,169
                  2008                                          320,185
                  2009                                          286,054
                  Thereafter                                    221,242
                  -------------------------------------------------------
                                                          $   3,825,471
                  =======================================================

14.      Stockholders' Equity

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

         Redeemable Common Stock

         In connection with our acquisition of Seawest, the prior owner of Seawest had the right to require us to repurchase 9,000 shares at a purchase price of $32.55 per share for a total repurchase value of $293,000. In March 2004, we settled this obligation by issuing a note payable of $60,000, 200,000 shares of our common stock, and investment securities we hold in other restaurant companies. The note payable requires us to make eight quarterly payments of $7,500 beginning in April 2004. This resulted in a gain of $23,517 calculated as follows:

Read independent auditors' report. The accompanying notes
are an integral part of the consolidated financial statements               F-24

                Ultimate Franchise Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                 For the Years Ended September 30, 2004 and 2003


14.      Stockholders' Equity (continued)

                                                             Number of
                                                             Shares       Bid Price on
                     Company                                 Issued     Settlement Date      Total Market Value
                     -------                                 ------     ---------------      ------------------
         Ultimate Franchise Systems,
         Inc.                                                 200,000          $ 0.60            $    120,000
         Quality Restaurant Ventures,
         Inc.                                               1,000,000            0.04                  40,000

         Weight Loss Forever, Inc.                            300,000            0.27                  81,000

         Fransaction, Inc.                                    200,000            0.18                  36,000
                                                                                                 ------------
                                                                                                      277,000

         Plus note payable                                                                             60,000
                                                                                                 ------------
         Total consideration                                                                          337,000

         Less carrying value of redeemable option                                                     293,000
         Plus realized gain on investment securities                                                   67,517
                                                                                                 ------------
         Gain on settlement of redeemable common stock                                           $     23,517
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

         Stock Issued for Settlement of Redeemable Common Stock Liability

         In March 2004, we issued 200,000 shares of common stock as part of the settlement agreement of our redeemable common stock. The fair market value of these shares at the time of the settlement was $120,000.

         Stock Issued for Services

         For the years ended September 30, 2004 and 2003, we issued 100,000 and 450,000 shares of common stock, respectively, in exchange for consulting and legal services. The aggregate fair value of these shares was $47,750 and $65,000, respectively, based on the market value of the stock on the date of issuance.

         Stock Issued as Interest on Long-Term Debt

         For the years ended September 30, 2004 and 2003, we issued 173,844 and 200,000 shares of common stock, respectively, as payment of interest on Long-Term debt. The aggregate fair

Read independent auditors' report. The accompanying notes
are an integral part of the consolidated financial statements               F-25

                Ultimate Franchise Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                 For the Years Ended September 30, 2004 and 2003


14.      Stockholders' Equity (continued)

         Stock Issued as Interest on Long-Term Debt (continued)

         value of these shares was $125,096 and $29,000, respectively, based on the market value of the stock on the date of issuance.

         Stock Issued for Acquisition of Obee's Franchise Systems, Inc.

         In June 2004, we issued 800,000 shares of our common stock to acquire all the outstanding common stock of Obee's Franchise Systems, Inc. The fair market value of these shares at the time of the transaction was $512,000.

         Authorized Number of Common Shares

         We have currently authorized 100,000,000 shares of our common stock to be issued.

         Common Stock Options and Warrants

         In February 1999, we approved the 1998 Incentive Plan ("Incentive Plan") to enable us to offer our employees and consultants' equity interests. There are 3,000,000 shares designated under the Incentive Plan and are fully vested upon grant.

         The Company had 2,697,723 options outstanding at September 30, 2004 all of these options are issued outside of the Incentive Plan. Changes in options outstanding for the years ended September 30, 2004 and 2003 under the Incentive Plan and options outstanding outside of the Incentive Plan are summarized as follows:

Read independent auditors' report. The accompanying notes
are an integral part of the consolidated financial statements               F-26

                Ultimate Franchise Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                 For the Years Ended September 30, 2004 and 2003


14.      Stockholders' Equity (continued)

         Options Within the Incentive Plan

         There are no outstanding options within the Incentive Plan.


         Options Outside of the Incentive Plan

                                                                                                        Weighted-
                                                                                     Weighted-            Average
                                                                                       Average         Fair Value
                                                                                      Exercise         of Options
                                                                     Shares              Price            Granted
           ---------------------------------------------------------------------------------------------------------
           Balance, September 30, 2002                            2,834,151          $   1.94                  -
           Granted                                                        -                 -                  -
           Less options expired                                    (136,429)         $  27.95                  -
           ---------------------------------------------------------------------------------------------------------
           Balance, September 30, 2003                            2,697,723          $    .65                  -
           Granted                                                        -                 -                  -
           Less options expired                                           -          $      -                  -
           ---------------------------------------------------------------------------------------------------------
           Balance, September 30, 2004                            2,697,723          $    .53                  -
           =========================================================================================================

Read independent auditors' report. The accompanying notes
are an integral part of the consolidated financial statements               F-27

                Ultimate Franchise Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                 For the Years Ended September 30, 2004 and 2003


14.      Stockholders' Equity (continued)

         The following table summarizes information about options outstanding at September 30, 2004:

                                                                     Options Outstanding and Exercisable
                                                           ---------------------------------------------------------
                                                                                     Weighted-          Weighted-
                                                                                       Average            Average
           Range of                                                                  Remaining           Exercise
           Exercise Prices                                           Shares   Contractual Life              Price
           ---------------------------------------------------------------------------------------------------------
           $08 to $2.00                                           2,290,723        38.3 months               $.10
           $2.01 to $38.40                                          407,000         2.1 months              $2.95
           ---------------------------------------------------------------------------------------------------------

                                                                  2,697,723       32.88 months               $.53
           =========================================================================================================

         The Financial Accounting Standards Board issued Statement No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation", which provides that expense equaled to the fair value of all stock based awards on the date of the grant over the testing period be recognized.

         Pursuant to APB 25, however, no compensation cost has been recognized for options granted to employees at exercise prices which equal or exceed the market price of our common stock at the date of grant. Options granted at exercise prices below market prices are recognized as compensation cost measured as the difference between market price and exercise price at the date of grant. No options were issued in 2004, therefore no proforma presentation of net income and earning per share is required.

15.      Commitments and Contingencies

         Operating Leases

         We lease office space and restaurant land space under certain operating leases which expire on various dates through September 2009. Total rent expense for the years ended September 30, 2004 and 2003 was $178,255 and $150,133, respectively.

Read independent auditors' report. The accompanying notes
are an integral part of the consolidated financial statements               F-28

                Ultimate Franchise Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                 For the Years Ended September 30, 2004 and 2003


15.      Commitments and Contingencies (continued)

         Future annual minimum lease payments due under these operating leases for the five year subsequent to September 30, 2004 are as follows:

                  2005                                       $   187,635
                  2006                                           106,267
                  2007                                            63,578
                  2008                                            56,677
                  2009                                             9,919
                  --------------------------------------------------------
                                                             $   424,076
                  ========================================================

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

         In August 2004, we entered into a letter agreement with Fransaction Inc. Whereby Fransaction, Inc. issued us 6 million shares of their common stock in exchange for ongoing franchise services we will provide them. This increased our ownership in Fransaction, Inc. from 29% to 59% of all issued and outstanding stock in the company.

         Legal Issues

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

Read independent auditors' report. The accompanying notes
are an integral part of the consolidated financial statements               F-29

                Ultimate Franchise Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                 For the Years Ended September 30, 2004 and 2003


15.      Commitments and Contingencies (continued)

         Franchise Agreements (continued)

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

16.      Income Taxes

         The components of income tax expense (benefit) for the years ended September 30, 2004 and 2003 are as follows:

                                                                                          2004               2003
           ---------------------------------------------------------------------------------------------------------
           Current:
               Federal                                                        $              -   $              -
               State                                                                         -                  -
           ---------------------------------------------------------------------------------------------------------
                                                                                             -                  -
           ---------------------------------------------------------------------------------------------------------
           Deferred:
               Federal                                                                 573,075            346,000
               State                                                                    63,675             42,000
           ---------------------------------------------------------------------------------------------------------
                                                                                       636,750            388,000
           ---------------------------------------------------------------------------------------------------------
           Total current and deferred income taxes                                     636,750            388,000
           ---------------------------------------------------------------------------------------------------------
           Increase / (Decrease) in valuation allowance                               (636,750)          (388,000)
           ---------------------------------------------------------------------------------------------------------
           Total income taxes                                                 $              -   $              -
           =========================================================================================================

Read independent auditors' report. The accompanying notes
are an integral part of the consolidated financial statements               F-30

                Ultimate Franchise Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                 For the Years Ended September 30, 2004 and 2003


16.      Income Taxes (continued)

         Our net deferred tax asset is comprised of the following at September 30, 2004 and 2003:

                                                                                          2004               2003
           ---------------------------------------------------------------------------------------------------------
           Current deferred tax asset:
               Allowance for doubtful accounts                                $              -   $              -
               Prepaid interest                                                              -                  -
           ---------------------------------------------------------------------------------------------------------
                                                                                             -                  -
           Less, valuation allowance                                                         -                  -
           ---------------------------------------------------------------------------------------------------------
           Net current deferred tax asset                                     $              -   $              -
           ---------------------------------------------------------------------------------------------------------
           Non-current deferred tax asset:
               Net operating loss carryforwards                               $      5,576,000   $      4,500,000
               Prepaid interest                                                              -            218,000
               Stock and stock options issued for services                             577,750            530,000
               Investment securities                                                    59,000            328,000
           ---------------------------------------------------------------------------------------------------------
                                                                                     6,212,750          5,576,000
           Less, valuation allowance                                                (6,212,750)        (5,576,000)
           ---------------------------------------------------------------------------------------------------------
           Net non-current deferred tax asset                                 $              -   $              -
           ---------------------------------------------------------------------------------------------------------
           Net deferred tax asset                                             $              -   $              -
           =========================================================================================================

         The following summary reconciles differences from taxes at the federal statutory rate with the effective rate:

                                                                                          2004               2003
           ---------------------------------------------------------------------------------------------------------
           Income taxes at federal statutory rates                                       34.0%              34.0%
           Operating loss with no tax benefit                                           (34.0)             (34.0)
           ---------------------------------------------------------------------------------------------------------
           Income tax at effective rates                                                  0.0%               0.0%
           =========================================================================================================

Read independent auditors' report. The accompanying notes
are an integral part of the consolidated financial statements               F-31

                Ultimate Franchise Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                 For the Years Ended September 30, 2004 and 2003


16.      Income Taxes (continued)

         At September 30, 2004, we had net operating loss carryforwards of approximately $15,200,000 for federal income tax purposes that expire as follows:


                    2012                                     $   3,400,000
                    2018                                         1,700,000
                    2019                                           700,000
                    2020                                         2,800,000
                    2021                                         3,100,000
                    2022                                         3,500,000
                    --------------------------------------------------------
                                                             $  15,200,000
                    ========================================================

17.      Operating Segments

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

         o The management services segment is comprised of equity securities from other restaurant concepts. These securities are issued to our company in exchange for franchise services such as: purchasing, marketing, and general franchise management.

Read independent auditors' report. The accompanying notes
are an integral part of the consolidated financial statements               F-32

                Ultimate Franchise Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                 For the Years Ended September 30, 2004 and 2003


17.      Operating Segments (continued)

         The table below shows certain financial information by business segment for the years ended September 30, 2004 and 2003:

           Segment Reporting                                 Franchise         Restaurant         Management        Consolidated
           September 30, 2004                               Operations         Operations           Services               Total
           -----------------------------------------------------------------------------------------------------------------------
           Revenue from external customers                $  1,929,462        $   668,471         $  538,444       $   3,136,377
           Interest- net                                       366,464                  -                  -             394,094
           Permanent impairment of long-lived assets
                                                             2,265,800            149,797                  -           2,415,597
           Depreciation and amortization                         2,138              6,457                  -               8,595
           Segment income / (loss)                          (3,227,698)           (78,103)           538,444          (2,767,357)
           Segment assets                                       93,797                983                  -              94,780
           -----------------------------------------------------------------------------------------------------------------------
           Segment Reporting                                 Franchise         Restaurant         Management        Consolidated
           September 30, 2003                               Operations         Operations           Services               Total
           -----------------------------------------------------------------------------------------------------------------------
           Revenue from external customers                $  1,335,858        $   756,213            367,614       $   2,419,058
           Interest- net                                       344,574                  -                  -             344,574
           Permanent impairment of long-lived assets
                                                               184,412                  -                  -             350,000
           Depreciation and amortization                         8,867              6,457                  -              15,324
           Segment income / (loss)                          (1,834,966)           (46,808)           367,614          (1,514,160)
           Segment assets                                    7,907,211            167,072                  -           8,074,283
           -----------------------------------------------------------------------------------------------------------------------

Read independent auditors' report. The accompanying notes
are an integral part of the consolidated financial statements               F-33

                Ultimate Franchise Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                 For the Years Ended September 30, 2004 and 2003


18.      Subsequent Events

         Acquisition of Juicy Lucy Restaurant Concept

         In November 2004, we acquired the Juicy Lucy Hamburger concept and real property for $890,000 in cash. Juicy Lucy is an eight unit double drive-thru hamburger concept based in Ft. Myers Florida. The purchase price consisted of two parcels of real property valued at $540,000 with the remaining portion of the purchase price allocated to the business.

         In connection with this acquisition, we entered into long-term debt agreements with private investors to raise the capital necessary to fund this purchase. This debt requires us to pay monthly principal and interest payments of $24,769 until November 2008. The interest rate on this note is 15% and the note is secured through UCC-1 filings on the assets of Juicy Lucy. Additionally, we are required to pay ongoing semi-annual interest payments equal to $13,350 to these note holders in perpetuity.

         Sale of Central Park Company Owned Restaurant

         In November 2004, we refranchised our one company owned Central Park restaurant located in Selma, Alabama. The new owner is a current franchisee with four restaurant locations in Tennessee. The sale will allow us to earn ongoing royalties from this location while eleminating losses we experienced while operating this location. The transaction resulted in one-time charges of $149,797 from the write down of assets in the fourth quarter of 2004.

         Spin Off of Obee's Franchise Systems, Inc.

         In October 2004, we entered into an agreement to spin off our Obee's Franchise Systems, Inc. subsidiary into it's own public company. As a result, of this transaction our ownership interest in this new public entity represents approximately 79% of the issued and outstanding shares of this new company. This will allow Obee's the ability to raise capital and restructure certain debt obligations that would not be possible as a wholly owned subsidiary of Ultimate Franchise Systems, Inc.


Read independent auditors' report. The accompanying notes
are an integral part of the consolidated financial statements               F-34