Form 10QSB
period 2004-12-31
ULTIMATE FRANCHISE SYSTEMS INC
filed 2005-02-22
CIK 1018725

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

            [As last amended in Release No. 34-38850, July 18, 1997,
                  effective September 2, 1997, 62 F.R. 39755]


         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended December 31, 2004

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

                                 Yes [X] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the most recent practicable date: February 21, 2005 - 15,256,194 Shares

          Transitional Small Business Disclosure Format: Yes [ ] No [X]

The interim financial statements include all adjustments which, in the opinion of management, are necessary in order to make the financial statements not misleading.

                          PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

                                Ultimate Franchise Systems, Inc. and Subsidiaries
                                          Consolidated Balance Sheets
                           as of December 31, 2004 (Unaudited) and September 30, 2004


                                                                               December 31,           September 30,
                                                                                   2004                    2004
---------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
    Cash                                                                       $     69,021           $    104,656
    Accounts receivable                                                              46,719                 38,746
    Prepaid expenses                                                                 28,816                  4,547
    Current portion of notes receivable                                             247,367                192,213
    Inventory                                                                        58,544                      -
---------------------------------------------------------------------------------------------------------------------
        Total current assets                                                        450,467                340,162
---------------------------------------------------------------------------------------------------------------------

Property and equipment, net                                                         843,494                 94,780
---------------------------------------------------------------------------------------------------------------------

Other assets:
    Goodwill                                                                      2,625,773              2,625,773
    Deferred loan costs, net                                                         32,738                 49,103
    Notes receivable, net of current portion                                      1,023,330              1,161,596
    Investment securities                                                           206,974                293,947
    Other investments                                                             1,372,212              1,368,989
    Trademarks                                                                       83,141                      -
---------------------------------------------------------------------------------------------------------------------
        Total other assets                                                        5,344,168              5,499,408
---------------------------------------------------------------------------------------------------------------------
Total assets                                                                   $  6,638,129           $  5,934,350
=====================================================================================================================



The interim financial statements include all adjustments which, in the opinion of management, are necessary in order to make
the financial statements not misleading.                                                                          2

                                Ultimate Franchise Systems, Inc. and Subsidiaries
                                          Consolidated Balance Sheets
                      As of December 31, 2004 (Unaudited) and September 30, 2004, Continued


                                                                               December 31,           September 30,
                                                                                   2004                    2004
---------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current liabilities:
    Current portion of long-term debt                                          $  1,755,357           $  1,595,960
    Accounts payable                                                                683,290                451,657
    Deferred revenue                                                                130,000                 41,673
    Accrued expenses                                                                745,402                667,965
    Accrued preferred stock dividends                                                17,225                 13,325
---------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                         3,331,274              2,770,580

Long-term liabilities:
     Long-term debt, less current portion                                         3,200,677              2,229,511
---------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                 6,531,951              5,000,091
---------------------------------------------------------------------------------------------------------------------

Stockholders' equity:
    Series C convertible preferred stock, no par value, 120 shares
        authorized, issued and outstanding                                          120,000                120,000
    Common stock, $.001 par value, 100,000,000 shares authorized,
        15,256,194, and 15,023,194 shares issued and outstanding,
        respectively                                                             31,238,909             31,131,059
    Additional paid in capital                                                      143,000                      -
    Accumulated deficit                                                         (31,395,731)           (30,088,841)
    Accumulated other comprehensive loss                                                  -               (227,959)
---------------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                          106,178                934,259
---------------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                                     $  6,638,129            $ 5,934,350
=====================================================================================================================

The interim financial statements include all adjustments which, in the opinion of management, are necessary in order to make
the financial statements not misleading.                                                                          3

                        Ultimate Franchise Systems, Inc. and Subsidiaries
                             Consolidated Statements of Operations
                For the Three Months Ended December 31, 2004 and 2003 (Unaudited)


                                                              Three Months Ended   Three Months Ended
                                                               December 31, 2004    December 31, 2003
-------------------------------------------------------------------------------------------------------
Revenues:
    Franchise operations                                       $     201,927         $     565,719
    Retail sales - company-owned stores                              766,043               141,339
    Management Services                                              104,405               203,446
-------------------------------------------------------------------------------------------------------
                                                                   1,072,375               910,524

Operating costs and expenses:
    Franchise servicing costs                                        425,369               258,567
    Cost of retail sales and operating costs - stores                498,409               121,102
    General and administrative                                       366,814               299,449
    Consulting and investor relations                                145,279                80,000
    Amortization and depreciation                                     11,104                 2,138
-------------------------------------------------------------------------------------------------------

                                                                   1,446,975               761,256
-------------------------------------------------------------------------------------------------------

Income (loss) from operations                                       (374,600)              149,268

Other income (expense):
    Interest, net                                                   (207,497)              (82,107)
    Loss on spin off of subsidiary                                  (385,000)                    -
    Impairment on investment                                        (314,932)                    -
    Gain on disposal of consolidated subsidiary                            -               243,340
    Other, net                                                       (20,961)              (12,000)
-------------------------------------------------------------------------------------------------------
                                                                    (928,390)              149,233
-------------------------------------------------------------------------------------------------------
Net income (loss)                                                 (1,302,990)              298,501
-------------------------------------------------------------------------------------------------------
Preferred stock dividends                                             (3,900)               (3,900)
-------------------------------------------------------------------------------------------------------

Net income (loss) applicable to common stock                   $  (1,306,890)        $     294,601
=======================================================================================================

Weighted average number of common shares outstanding              15,194,618            13,749,428

Earnings (loss) per basic and diluted common share:
    Net income (loss) per common share - basic                 $        (.09)        $         .02
    Net income (loss) per common share - diluted                        (.09)                  .02
=======================================================================================================

The interim financial statements include all adjustments which, in the opinion of management, are necessary in order to make
the financial statements not misleading.                                                              4

                        Ultimate Franchise Systems, Inc. and Subsidiaries
                             Consolidated Statements of Cash Flows
                For the Three Months Ended December 31, 2004 and 2003 (Unaudited)


                                                             Three Months Ended   Three Months Ended
                                                              December 31, 2004    December 31, 2003
------------------------------------------------------------------------------------------------------
Operating activities:
    Net income (loss)                                          $  (1,302,990)       $     298,501
    Adjustments to reconcile net loss to net cash used by
      operating activities:
        Amortization and depreciation                                 11,104                2,138
        Gain on sale of majority owned subsidiary                          -             (243,340)
        Permanent impairment of investment securities                314,932                    -
        Loss from spin off of subsidiary                             385,000
        Capitalized interest on notes receivable                     (15,750)             (34,500)
        Common stock issued for services                              48,000                   20
        Common stock issued as interest on LT debt                    59,850                    -
        Stock and stock warrants of majority owned subsidiary        143,000                    -
        Amortized discounts on financial instruments                   2,949                2,949
        Amortization of deferred loan costs to interest expense       16,365               16,365
        (Increase) decrease in:
          Accounts receivable                                         (7,973)            (111,137)
          Prepaid expenses                                           (24,269)                   -
        Increase (decrease) in:
          Accounts payable                                           231,633              (44,369)
          Deferred revenue                                            88,327               20,854
          Accrued liabilities                                         77,437             (165,629)
------------------------------------------------------------------------------------------------------

Net cash provided (used) by operating activities                      27,615             (258,148)
------------------------------------------------------------------------------------------------------

Investing activities:
    Purchase of property and equipment                                     -               (3,707)
    Proceeds from collection of dividends                                  -                9,270
    Cash received from sale of majority owned subsidiary                   -               96,260
    Investment in restaurant concept                                (904,726)                   -
    Cash issued for note receivable                                  (31,838)                   -
    Issuance of notes receivable                                           -               (7,000)
    Proceeds from collection of notes receivable and
      accounts receivable other                                      133,750                    -
------------------------------------------------------------------------------------------------------

Net cash (used) provided by investing activities                    (802,814)              94,823
------------------------------------------------------------------------------------------------------

Financing activities:
    Payments of preferred stock dividends                                  -              (15,600)
    Borrowings of long-term debt                                     995,254              800,000
    Payments on long-term debt                                      (255,690)            (483,052)
------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                            739,564              301,348
------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash                                      (35,635)             138,023

Cash beginning of period                                             104,656               21,083
------------------------------------------------------------------------------------------------------

Cash end of period                                             $      69,021        $     159,106
======================================================================================================

The interim financial statements include all adjustments which, in the opinion of management, are necessary in order to make
the financial statements not misleading.                                                             5

                                        Ultimate Franchise Systems, Inc. and Subsidiaries
                                        Consolidated Statements of Stockholders' Equity
                                    For the Three Months Ended December 31, 2004 (Unaudited)
                                              and the Year Ended September 30, 2004


                                                                                                          Accumulated
                                                                                                            Other
                                          Common             Preferred                      Additional     Compre-
                                 ----------------------- ------------------- Accumulated      Paid in      hensive        Total
                                   Shares       Amount    Shares   Amount      Deficit        Capital    Income/(loss)    Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2003      13,749,350  $30,611,215    120   $120,000  $ (27,305,844)  $        -   $  214,427   $  3,639,758
Excess of par value of
 subsidiary common stock                  -     (285,002)     -          -              -            -            -       (285,002)
Sold for cash and notes
 receivable
Stock issued as interest on
 long-term debt                     173,844      125,096      -          -              -            -            -        125,096
Stock issued for settlement of
 redeemable common stock            200,000      120,000      -          -              -            -            -        120,000
Stock issued for acquisition
 of subsidiary                      800,000      512,000      -          -              -            -            -        512,000
Common stock issued for services    100,000       47,750      -          -              -                         -         47,750
Preferred dividends                       -            -      -          -        (15,600)           -            -        (15,600)
Unrealized loss on investment
 securities                               -            -      -          -              -            -     (442,386)      (442,386)
Net loss                                  -            -      -          -     (2,767,357)           -               -  (2,767,357)
------------------------------------------------------------------------------------------------------------------------------------

Balance, September 30, 2004      15,023,194  $31,131,059    120   $120,000  $ (30,088,841)  $        -   $ (227,959)  $    934,259
Stock issued as interest on
 long-term debt                     133,000       59,850      -          -              -            -            -         59,850
Stock issued for investor
 relations                          100,000       48,000      -          -              -            -            -         48,000
Unrealized loss on investment
 securities                               -            -      -          -              -            -      (86,973)       (86,973)
Preferred dividends                       -            -      -          -         (3,900)           -            -         (3,900)
Permanent impairment on
 investment securities                    -            -      -          -              -            -      314,932        314,932
Stock and stock warrants of
 majority owned subsidiary
 issued for services                      -            -      -          -              -      143,000            -        143,000
Net loss                                  -            -      -          -     (1,302,990)           -            -     (1,302,990)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2004       15,256,194  $31,238,909    120   $120,000  $ (31,395,731)  $  143,000   $        -   $    106,178
====================================================================================================================================


The interim financial statements include all adjustments which, in the opinion of management, are necessary in order to make
the financial statements not misleading.                                                                                           6

                        Ultimate Franchise Systems, Inc.
                      Notes to Interim Financial Statements
                                   Form 10-QSB
                                December 31, 2004

Note 1.  Basis of Presentation

         The unaudited financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the year ended September 30, 2004. The results of operations for the three months ended December 31, 2004 are not necessarily indicative of those to be expected for the entire year.

Note 2.  Reclassifications

         Certain reclassifications have been made to 2004 financial statement amounts to conform to the 2005 presentation.

Note 3.  Earnings Per Share

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

Note 4. Sale of Central Park Company Owned Restaurant

         In November 2004, we re-franchised our one company owned Central Park restaurant located in Selma, Alabama. The new owner is a current franchisee with four restaurant locations in Tennessee. The sale will allow us to earn ongoing royalties from this location while eliminating losses we experienced while operating this location. The transaction resulted in one-time charges of $149,797 from the write down of assets in the fourth quarter of 2004.

Note 5. Reorganization of Obee's Franchise Systems, Inc.

         In October 2004, the Company completed a reverse merger whereby 100% of the outstanding common stock of its wholly-owned subsidiary, Obee's Franchise Systems, Inc., the franchisor of the Obee's Soup & Sub chain, was acquired by Bib.net Corporation. ("BNC"), a Georgia corporation, in exchange for 40 million shares of BNC common stock, which constituted approximately 80% of the issued and outstanding common stock of BNC at the date of closing. Upon closing, the board of directors of the Company assumed control of BNC and changed the company's name to Obee's Franchise Systems, Inc. ("Obee's")Also in October 2004, Obee's entered into a consulting agreement with Public Corporate Consultants, Inc. ("PCC") for investor relation services. The consideration for this agreement consisted of 5.4 million shares of Obee's common stock (of which 1.5 million shares will be issued in April 2005 and July 2005, respectively and 2.4 million shares are to be issued in October 2005 pursuant to an extension of the consulting agreement). In addition, warrants to purchase 12 million shares each of Obee's common stock with exercise prices ranging from $.02 to $.06 were issued to various parties in October 2004. These warrants vest over various periods through 2008, and all warrants expire in 2009. Existing long-term debt of the former BNC totaling $385,000 was also assumed as part of the transaction. We expect this debt to be converted into common stock during the second quarter.

Note 6.  Acquisition of Juicy Lucy Acquisitions, LLC.

         On November 5, 2004, we purchased the Juicy Lucy restaurant concept. Juicy Lucy is a double drive thru hamburger restaurant concept with eight corporately owned locations throughout Central and Southwest Florida.

            The purchase price of Juicy Lucy consisted of:

              Total Equipment                                     $  178,000
              South Ft. Meyers Real Estate                           244,500
              Haines City Real Estate                                260,890
              Preferred Lease                                        122,500
              Trademarks                                              84,110
              Legal and administrative costs                          14,726
                                                                  ----------
              Total purchase price                                $  904,726
                                                                  ==========

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

         In total, we have financial investments in 585 restaurants and 40 weight loss clinics. Our equity interests include the following:

                                         State of Ownership                   Predominant Restaurant
Corporation Name                           Incorporation         Percentage           Concept
----------------                         ------------------      ----------   ----------------------
Central Park of America, Inc.                 Delaware               100%          "Central Park"
Juicy Lucy Acquisitions, LLC                  Florida                100%          "Juicy Lucy"
Obee's Franchise Systems, Inc                 Florida                 80%          "Obee's Soup & Subs"
Franchise Management Company                  Florida                 33.3%         N/A
Fransaction                                   Florida                 59%          "New York Buritto"
Concept Acquisitions II, Inc.                 Florida                 25%          "Flamers"
Jreck Subs, Inc.                              New York                20%          "Jreck Subs"
Li'l Dino Corporation                         North Carolina          20%          "Li'l Dino"
Quality Restaurant Ventures, Inc              Florida                 19%          "Sobik's Subs"
Concept Acquisitions, Inc.                    Florida                 18%          "Mountain Mike's"
Beverly Hills Weight Loss and Wellness, Inc   Colorado                18%          "Weight Loss Forever"
Famous Food Group, Inc.                       Delaware                13%          "Uncle Al's Famous Hot Dogs"
Sea West Subs, Inc.                           Washington              10%          "SeaWest"
Piccadilly Restaurant Investment Group, LLC   Nevada                   1%          "Piccadilly's"

Three Months Ended December 31, 2004 Compared to Three Months Ended December 31, 2003.

Results of Operations

         The following table sets forth for the periods presented the percentage relationship to franchise operation revenue of certain items included in the consolidated statements of operations for the periods presented:

         We had net loss of $1,302,990 for the three months ended December 31, 2004 compared to net income of $298,601 for the same period in 2003 a change of $1,601,591 or 536.4%.

         Total revenues increased $161,851 or 17.8% to $1,072,375 for the three months ended December 31, 2004 compared to $910,524 for the same period in 2003. This increase was primarily the result of three factors. First, retail sales from corporately owned restaurant locations increased $624,704 or 441.9% for the three months ended December 31, 2004. This increase is attributable to our purchase of the Juicy Lucy restaurant concept in November 2004 (See note 2). As a result, of this acquisition, we operated nine corporately owned restaurant locations during the three months ended December 31, 2004 compared to just one during the same period in 2003. Second, franchise operations revenue decreased $363,792 or 64.3% to $201,927 for the three months ended December 31, 2004 compared to $$565,719 for the same period in 2003. This decrease resulted primarily from a one time usage incentive of approximately $250,000 from a proprietary vendor in 2003. Additionally, during the three months ended December 31, 2003 we operated the Sobik's Subs franchise concept which generated $82,326 in franchise operations revenue. This concept was sold as of December 31, 2003 and as a result, no franchise operations revenue was generated in 2004. Finally, management services revenue decreased $99,041 or 48.7% to $104,405 for the three months ended December 31, 2004 compared to $203,446 for the same period in 2003. The decrease relates to the amortization of deferred stock compensation agreements which were fully amortized in October 2004.

         Total operating expenses increased $685,719 or 90.1% to $1,446,975 for the three months ended December 31, 2004 compared to $761,256 for the same period in 2003. First, franchise servicing costs increase $166,802 or 64.5% to $425,369 for the three months ended December 31, 2004 compared to $258,567 for the same period in 2003. This increase relates to the operation of our consolidating subsidiary Obee's Franchise Systems, Inc. We acquired this franchise concept in June 2004, and had operating expenses of $425,022 during the three months ended December 31, 2004 compared to zero expenses for the same period in 2003. Additionally, during the three months ended December 31, 2003 we incurred franchise servicing costs of $65,119 attributable to the Sobik's Subs restaurant concept. This concept was sold as of December 31, 2003 and as a result, no franchise servicing costs were incurred in 2004. Finally, during the three months ended December 31, 2003 our Central Park Franchise concept incurred $193,447 in franchise serving cost. During the same period in 2004 Central Park was able to eliminate all franchise serving cost due to the relationship with Franchise Management Company, LLC., which began in March of 2004. Cost of retail sales increased $377,307 or 311.6% to $498,409 for the three months ended December 31, 2004 compared to $121,102 for the same period in 2003. This increase is attributable to our purchase of the Juicy Lucy restaurant concept in November 2004 (See note 2). As a result, of this acquisition, we operated nine corporately owned restaurant locations during the three months ended December 31, 2004 compared to just one during the same period in 2003. General and administrative costs increased $67,365 or 22.5% to $366,814 during the three months ended December 31, 2004 compared to $299,449 for the same period in 2003. The increase relates to additional accounting and administrative support needed as a result of the acquisition of the Juicy Lucy restaurant concept. Consulting and investor relations costs increased $65,279 or 81.6% to $145,279 during the three months ended December 31, 2004 compared to $80,000 for the same period in 2003. This increase relates to common stock and stock warrants issued with respect to the spin off of Obee's Franchise Systems Inc.

         Other expenses were $928,390 during the three months ended December 31, 2004. These costs are all relate to non cash transactions as follows: As indicated in Note 3. we concluded a reverse merger between our consolidating subsidiary Obee's Franchise Systems and a publicly traded shell corporation named Bid.net, Inc. as a result of this transaction we recorded $385,000 in expenses associated with the acquired debt of Bid.net, Inc. Additionally, during the three months ended December 31, 2004 we conducted an analysis of our marketable securities. This analysis indicated a permanent impairment of certain available for sale investment securities totaling $314,932. Finally, during the three months ended December 31, 2004 we incurred $207,497 in interest expense associated with out long-term debt.

Liquidity and Capital Resources

         Net cash provided by operating activities was $27,615 for the three months ended December 31, 2004 compared to net cash used by operating activities of $258,148 for the comparable period in 2003, an increase in cash provided of $285,763. This increase was primarily the result of increase cash generated through sales at corporately owned restaurant locations.

         Net cash used by investing activities was $802,814 for the three months ended December 31, 2004 compared to net cash provided by investing activities of $94,823 for the same period in 2003. During 2004 we used $904,726 to acquire the Juicy Lucy restaurant concept. No capital was used for acquisitions during the same period in 2003. Proceeds from the collection of notes receivable was $133,750 during 2004 compared to zero for the comparable period in 2003. Additionally, during 2003 we received $96,260 from the sale of our Sobik's Subs franchise concept.

         Net cash of $739,564 was provided by financing activities for the three months ended December 31, 2004 compared to net cash provided of $301,348 for the comparable period in 2003. We received $995,254 from new borrowings of long-term debt during the three months ended December 31, 2004 compared to $800,000 during the same period in 2003. In addition, we paid $225,690 on long-term debt during the three months ended December 31, 2004 compared to $483,052 for the same period in 2003. Preferred stock dividends of $15,600 were paid during the three months ended December 31, 2003. No dividends were paid during the same period in 2004.

         Working capital at December 30, 2004 was a deficit of $2,880,807 compared with a deficit of $2,430,418 at September 30, 2004. Two significant items contributed to the increase in our working capital deficit. The first was the increase in our current portion of long-term debt which increased $159,397 from $1,595,960 in September 2004 to $1,755,357 in December 2004. This increase resulted from our acquisition of Juicy Lucy Acquisitions. The second reason for the increase in our working capital deficit relates to an increase in accounts payable and accrued expenses which increased $231,633 and $77,437, respectively. These increases relates primarily to the acquisition of Obee's Franchise Systems, Inc. in June 2004 and Juicy Lucy in November 2004.

         To address this deficiency we have identified two critical opportunities that could enable us to continue as a going concern. They are:

         As mentioned in the 10-K we are continuing negotiations to have investors contribute $2.5 million dollars. This should materialize early in the second quarter. This investment would be in exchange for approximately thirty percent (30%) of the company. This investment would also call for the creation of a new Board of Director's seat as well as a stock option program. The stock option program is being negotiated at the present time. We expected this equity contribution to materialize during the second quarter, but believe that the investment will be complete by the end of March 2005. We contemplate the use of proceeds to be the following:

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

Item 2. Changes in Securities and Use of Proceeds.

         The following table sets forth information with respect to the sale or issuance of unregistered securities by the Company between October 1, 2004 to December 31, 2004:

                                                                                                  Exempt From
                                                                                                     1933 Act
   Shares  Type of   Value of                                                                    Registration In
   Issued  Security  Consideration   Date Issued    To Whom Issued       Business Purpose          Reliance of:
  -------- --------  -------------   ------------  ------------------   --------------------       ------------
   133,000  Common     $   59,850     Oct 05, 2004    James Skalko      Interest on Long-Term Debt  Section 4(2)
   100,000  Common     $   48,000     Nov 19, 2004    CLD Corporate     Services                    Section 4(2)


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

         (b) Reports on Form 8-K. During the quarter ended December 31, 2004, Ultimate Franchise Systems, Inc. did not file any reports on Form 8-K.

                                   SIGNATURES

In accordance with all the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Ultimate Franchise Systems, Inc.
 --------------------------------
         (Registrant)

                                  President, CFO & Duly
02/22/05  Christopher M. Swartz   Authorized Officer   /s/ Christopher M. Swartz
--------  ---------------------   ------------------   -------------------------
 Date           Print Name             Title                  Signature