Form 10KSB/A
period 2004-09-30
ULTIMATE FRANCHISE SYSTEMS INC
filed 2005-11-22
CIK 1018725

U.S Securities and Exchange Commission
                             Washington, D.C. 20549


                                  Form 10-KSB/A


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

                          Common Stock, $.001 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]


The Registrant's revenue for the fiscal year ended September 30, 2004:
$3,292,181.


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

                                                      High Bid     Low Bid
                                                      --------     -------
Fiscal Year Ended September 30, 2003  First Quarter    $ .22        $ 16
                                     Second Quarter      .18          14
                                      Third Quarter      .20          10
                                     Fourth Quarter      .15          12

Fiscal Year Ended September 30, 2004  First Quarter    $ .20        $ 12
                                     Second Quarter      .60          16
                                      Third Quarter      .95          44
                                     Fourth Quarter      .85          41

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

Year Ended September 30, 2004 Compared to Year Ended September 30, 2003

Revenue


Total revenue increased $832,496 in 2004 over 2003 from $2,459,685 to $3,292,181.

Franchise operations revenue increased $749,408, or 56.1%, from $1,335,858 in 2003 to $2,085,266 in 2004. The primary reason for this increase resulted from the acquisition of Obee's Franchise Systems, Inc. in June 2004. As a result of this acquisition, we realized approximately $512,000 in revenue from the sale of restricted territories in Northern California to several development agents.


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


Franchise servicing costs, increased $479,987 or 64.4% from $743,498 in 2003 to $1,223,485 in 2004. This increase resulted from three factors. First, franchise servicing costs associated with our acquisition of Obee's Franchise Systems, Inc. were $568,657 during the year ended September 30, 2004. Additionally, our disposition of the Sobik's Subs concept in December 2003 resulted in a decrease in franchise servicing costs of approximately $155,000 during 2004. Finally, franchise servicing costs for our Central Park hamburger concept decreased $106,488 in 2004 as a result of the formation of Franchise Management Company, LLC. This partnership was formed in March 2004 in an effort to leverage human resources with other franchise companies in the quick service hamburger segment. The result of this partnership allowed us to eliminate three positions while maintaining the same level of service for our franchisees'.


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


Equity of losses from our ownership interests in other restaurant concepts increased $53,294 from $789 in 2003 to $54,083 in 2004. This increase in loss was the result of increased losses from our ownership interest in Fransaction, Inc. In August 2004, we received an additional 6 million shares of common stock of Fransaction, Inc. This increased our ownership percentage in the company from 29% to 59%. These shares were received by us in exchange for our expertise in marketing the sale of restaurant companies. The Company's stock is very thinly traded, subject to a great deal of volatility and is not traded on any exchange. Therefore, we determined, it was not possible to reasonably estimate fair value at the measurement date. We concluded that the intrinsic value of these shares was $0. We are actively engaged in the search for a buyer for this company.


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

Liquidity and Capital Resources


Net cash used in operating activities was $925,636 in 2004 compared to $811,598 in 2003, an increase of $114,038.


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


Working capital at September 30, 2004 was a deficit of $2,513,550 compared with a deficit of $1,603,821 on September 30, 2003. Two significant items contributed to the increase in our working capital deficit. The first was the increase in our current portion of long-term debt which increased $885,988 from $788,489 in 2003 to $1,674,477 in 2004. This increase resulted from our acquisition of Obee's Franchise Systems, Inc which increased current debt by $308,209. Additionally, we entered into several short term debt agreements totaling approximately $1,050,000. The second reason for the increase in our working capital deficit relates to an increase in accounts payable and accrued expenses which increased $326,393 and $162,886. respectively. These increases relates primarily to the acquisition of Obee's Franchise Systems, Inc. in June 2004 and the consolidation of Fransaction, Inc.

These issues have resulted in substantial doubt about our ability to continue as a going concern.


The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations in recent years. In addition, the Company has used, rather than provided, cash in its operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has incurred losses in each of the past two years. As of September 30, 2004, it had an accumulated deficit of $30,088,841. During the fiscal year ended September 30, 2004, the Company incurred a loss of $2,767,357 and used cash in operations of $1,015,083. The Company's working capital deficit as of September 30, 2004 was 2,430,418.

As of the date of this amended Form 10-KSB we have not been able to obtain additional financing. As a result, our auditors have revised their audit opinion to include a qualification regarding our ability to continue as a going concern.

At this time we continue to seek other sources of capital. We have made additional changes to reduce our overhead costs including layoffs and management salary reductions. We have also been able to restructure a small portion of our long-term debt. These changes have allowed us the ability to continue to operate currently, but our long-term ability to continue operations will in large part be contingent on our ability to generate additional capital resources.

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

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that the information we are required to disclose in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to management, including our chief executive officer and our chief financial officer, to allow timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. While the design of our disclosure controls and procedures is adequate for our current needs and anticipated future conditions, and there can be no assurance that our current design will succeed in achieving its stated goals under all possible future conditions. Accordingly we may be required to modify our disclosure controls and procedures in the future.

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-KSB for the year ended September 30, 2004, our chief executive officer and our chief financial officer have concluded that the design of our system of disclosure controls and procedures was effective to ensure that material information relating to our company is made known to them and that our system of disclosure controls and procedures is operating to provide a reasonable level of assurance that information required to be disclosed in our reports is recorded, processed, summarized and reported in a timely manner, particularly during the period in which this Annual Report on Form 10-KSB was being prepared.

Amended CEO and CFO Certifications

Exhibit 31.1 is the Certification of the CEO/CFO. The Certification is required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certifications"). This Item of this report, which you are currently reading, is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the
Section 302 Certifications for a more complete understanding of the topics presented.

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

         a) Exhibits. The following exhibits are included as part of this report at the location indicated:

              SEC
 Exhibit   Reference
  Number     Number        Title of Document                    Location
---------- --------- ----------------------------------------   ----------------

 Item 31             Certifications
---------- --------- ----------------------------------------   ----------------
  31.1         31    Certification of Chief Executive Officer   This filing
                     of Periodic Report pursuant to Rule
                     13a-14a and Rule 15d-14(a).

  32.1         32    Certification pursuant to 18 U.S.C.        This filing
                     Section 1350.



         (b) Reports on Form 8-K. During the year ended September 30, 2004.


                  Form 8-K filed on 04/29/05 - resignation of Chief Financial Officer, Michael Cronin.

                  Form 8-K filed on 04/29/05 - issuance of unregistered securities for acquisition of Obee's Franchise Systems, Inc.



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

Ultimate Franchise Systems, Inc.
--------------------------------
      (Registrant)




                                   President, Chief Financial
                                   Officer & Duly Authorized
                                   Officer Member of
04/29/05   Christopher M. Swartz   Board of Directors  /s/ Christopher M. Swartz
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


The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses as well as negative cash flows from operations and has a net capital deficiency, which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Berman Hopkins Wright & LaHam, CPA's, LLP


Berman Hopkins Wright & LaHam, CPA's, LLP
Melbourne, Florida
November 17, 2004
Except for Note 2. dated April 27, 2005


                                Ultimate Franchise Systems, Inc. and Subsidiaries
                                          Consolidated Balance Sheets


                                                                             September 30,         September 30,
                                                                                 2004                   2003
---------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
    Cash                                                                       $    110,971           $     21,083
    Accounts receivable                                                              38,746                 56,059
    Prepaid expenses                                                                  4,547                  6,014
    Current portion of notes receivable                                             192,213                132,796
---------------------------------------------------------------------------------------------------------------------
        Total current assets                                                        346,477                215,952
---------------------------------------------------------------------------------------------------------------------
Property and equipment, net                                                          94,780                 63,449
---------------------------------------------------------------------------------------------------------------------

Other assets:
    Goodwill                                                                      2,708,905              3,531,057
    Deferred loan costs, net                                                         49,103                114,563
    Notes receivable, net of current portion and allowance of
        $1,146,940 and $274,500, respectively                                     1,161,596              2,275,952
    Investment securities                                                           293,947                749,816
    Other Investments                                                             1,368,989              1,041,719
----------------------------------------------------------------------------------------------------------------------
        Total other assets                                                        5,582,540              7,713,107
---------------------------------------------------------------------------------------------------------------------
Total assets                                                                   $  6,023,797           $  7,992,506
=====================================================================================================================


Read independent auditors' report. The accompanying notes
are an integral part of the consolidated financial statements                                                     F-2

                                Ultimate Franchise Systems, Inc. and Subsidiaries
                                     Consolidated Balance Sheets, Continued


                                                                             September 30,         September 30,
                                                                                 2004                   2003
---------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current liabilities:
    Current portion of long-term debt                                          $  1,595,960           $    788,489
    Accounts payable                                                                525,660                199,267
    Deferred revenue                                                                 41,673                291,669
    Accrued expenses                                                                683,409                520,523
    Accrued preferred stock dividends                                                13,325                 19,825
---------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                         2,860,027              1,819,773
---------------------------------------------------------------------------------------------------------------------
Long-term debt, less current portion                                              2,229,511              2,037,073
---------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                 5,089,538              3,856,846
---------------------------------------------------------------------------------------------------------------------
Minority interest                                                                         -                202,902
---------------------------------------------------------------------------------------------------------------------
Redeemable common stock                                                                   -                293,000
---------------------------------------------------------------------------------------------------------------------

Stockholders' equity:
    Series C convertible preferred stock, no par value, 120 shares
      authorized, issued and outstanding                                            120,000                120,000
    Common stock, $.001 par value, 100,000,000 shares authorized,
      15,023,194, and 13,749,350 shares issued and outstanding,
      respectively                                                               31,131,059             30,611,215
    Accumulated deficit                                                         (30,088,841)           (27,305,884)
    Accumulated other comprehensive (loss) income                                  (227,959)               214,427
---------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                          934,259              3,639,758
---------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                     $  6,023,797           $  7,992,506
=====================================================================================================================


Read independent auditors' report. The accompanying notes
are an integral part of the consolidated financial statements                                                    F-3

                        Ultimate Franchise Systems, Inc. and Subsidiaries
                             Consolidated Statements of Operations


                                                                          Year             Year
                                                                          Ended           Ended
                                                                      September 30,   September 30,
                                                                          2004             2003
----------------------------------------------------------------------------------------------------
Revenues:
    Franchise operations                                             $  2,085,266     $  1,335,858
    Retail sales - company-owned stores                                   527,868          756,213
    Equipment sales                                                       140,603                -
    Management services                                                   538,444          367,614
----------------------------------------------------------------------------------------------------
                                                                        3,292,181        2,459,685

Operating costs and expenses:
    Franchise servicing costs                                           1,223,485          743,498
    Cost of retail sales and operating costs - stores                     532,211          804,228
    Cost of sales - equipment                                             224,674                -
    General and administrative                                          1,182,763        1,249,354
    Consulting and investor relations                                     195,450          210,044
    Amortization and depreciation                                           8,595           15,324
----------------------------------------------------------------------------------------------------
                                                                        3,367,178        3,022,448
----------------------------------------------------------------------------------------------------

Income (loss) from operations                                             (74,996)        (562,763)

Other income (expense):
    Interest, net                                                        (366,464)        (184,412)
    Impairment of notes receivable and investment securities           (1,096,443)        (624,500)
    Impairment of goodwill                                             (1,319,154)        (221,704)
    Equity of earnings/(losses) of unconsolidated subsidiary              (53,607)            (789)
    Gain on disposal of consolidated subsidiary                           243,340                -
    Minority interest in income of subsidiary                                   -           40,008
    Loss on the sale of company owned restaurant                         (149,797)               -
    Other, net                                                             49,764           40,000
----------------------------------------------------------------------------------------------------
                                                                       (2,692,360)        (951,397)
----------------------------------------------------------------------------------------------------
Net income (loss)                                                      (2,767,357)      (1,514,160)
----------------------------------------------------------------------------------------------------
Preferred stock dividends                                                 (15,600)         (15,600)
----------------------------------------------------------------------------------------------------

Net income (loss) applicable to common stock                         $ (2,782,957)    $ (1,529,760)
====================================================================================================

Weighted average number of common shares outstanding                   14,188,789       13,335,826

Earnings (loss) per basic and diluted common share:
    Net income (loss) per common share - basic                       $       (.20)    $       (.11)
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

Read independent auditors' report. The accompanying notes
are an integral part of the consolidated financial statements                                   F-4

                        Ultimate Franchise Systems, Inc. and Subsidiaries
                              Consolidated Statements of Cash Flows

                                                                      Year             Year
                                                                     Ended             Ended
                                                                 September 30,     September 30,
                                                                      2004             2003
-------------------------------------------------------------------------------------------------
Operating activities:
    Net income (loss)                                          $    (2,767,357)  $    (1,514,160)
    Adjustments to reconcile net loss to net cash used
      by operating activities:
       Amortization and depreciation                                     8,595            15,324
       Allowance for notes receivable                                  150,820           274,500
       Impairment of long-lived assets                               1,246,240           277,635
       Permanent impairment of goodwill                                      -           221,704
       Gain on settlement of long-term debt                                  -           (40,000)
       Discount on early settlement of notes receivable              1,274,796                 -
       Gain on sale of consolidated subsidiaries                      (243,340)                -
       Stock and stock options issued for services                      47,750            65,000
       Stock of majority owned subsidiary issued for services                -             8,563
       Stock issued for interest on long-term debt                     125,096
       Stock issued for restructuring of long-term debt                      -            29,000
       Minority interest in income (loss) of subsidiary                      -           (40,008)
       Amortized discounts on financial instruments                     11,796                 -
       Loss on settlement of redeemable common stock                   (23,517)                -
       Amortization of deferred loan costs to interest expense          65,460            65,460
       Capitalized interest on notes receivable                       (131,130)         (136,109)
       Unrealized gain on equity earnings of joint venture            (122,282)                -
       (Increase) decrease in:
         Accounts receivable                                           (60,566)              101
         Prepaid expenses                                                1,465            21,333
         Other assets                                                        -                 -
       Increase (decrease) in:
         Accounts payable                                             (200,573)           38,853
         Deferred revenue                                             (233,631)         (210,344)
         Accrued liabilities                                           (75,258)          111,550
-------------------------------------------------------------------------------------------------
Net cash used by operating activities                                 (925,636)         (811,598)
-------------------------------------------------------------------------------------------------
Investing activities:
    Purchase of property and equipment                                  (2,690)           (2,550)
    Proceeds from sale of marketable securities                              -            57,000
    Issuance of notes receivable                                       (18,667)                -
    Proceeds from collection of dividends                                    -            27,008
    Cash used for investment in restaurant concepts                   (521,714)                -
    Cash from sale of majority owned subsidiary                         96,260                 -
    Cash used for formation of joint venture                                 -          (650,000)
    Cash used for formation of management company                      (30,000)                -
    Return of capital from managment company                            15,000                 -
    Proceeds from collection of notes receivable                       520,497           897,000
-------------------------------------------------------------------------------------------------
Net cash provided by investing activities                               58,686           328,458
-------------------------------------------------------------------------------------------------
Financing activities:
    Borrowings on long-term debt                                     1,910,070           300,000
    Proceeds from sale of common stock                                       -           100,000
    Dividends paid on preferred stock                                  (22,100)           (6,500)
    Payments on long-term debt                                        (931,132)         (588,511)
-------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                       956,838          (195,011)
-------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                    89,888          (678,151)

Cash and cash equivalents, beginning of period                          21,083           699,234
-------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                       $       110,971   $        21,083
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

2.       Liquidity and Capital Resources

         The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations in recent years. In addition, the Company has used, rather than provided, cash in its operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         The Company has incurred losses in each of the past two years. As of September 30, 2004, it had an accumulated deficit of $30,088,841. During the fiscal year ended September 30, 2004, the Company incurred a loss of $2,767,357 and used cash in operations of $925,636. The Company's working capital deficit as of September 30, 2004 was $2,513,550.

         As of the date of this amended Form 10-KSB we have not been able to obtain additional financing. As a result, our auditors have revised their audit opinion to include a qualification regarding our ability to continue as a going concern.


Read independent auditors' report. The accompanying notes
are an integral part of the consolidated financial statements                F-8

                Ultimate Franchise Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                 For the Years Ended September 30, 2004 and 2003


2.       Liquidity and Capital Resources (continued)


         At this time we continue to seek other sources of capital. We have made additional changes to reduce our overhead costs including layoffs and management salary reductions. We have also been able to restructure a small portion of our long-term debt. These changes have allowed us the ability to continue to operate currently, but our long-term ability to continue operations will in large part be contingent on our ability to generate additional capital resources.

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

                Ultimate Franchise Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                 For the Years Ended September 30, 2004 and 2003


4.       Disposition of Subsidiaries and Company Owned Restaurant Location

         Changes in goodwill and accumulated amortization for the years ended September 30, 2004 and 2003 are as follows:

                                                                                  Accumulated          Net
                                                                  Goodwill       Amortization        Goodwill
         ---------------------------------------------------------------------------------------------------------
         Balance, September 30, 2002                          $     4,175,853      $   (423,092)  $    3,752,761
         Impairment of Sobik's Subs                                  (221,704)                -         (221,704)
         ---------------------------------------------------------------------------------------------------------
         Balance, September 30, 2003                          $     3,954,149      $   (423,092)  $    3,531,057
         Franaction                                                    83,132                 -           83,132
         Acquisition of Obee's                                      1,319,154                 -        1,319,154
         Impairment of Obee's                                      (1,319,154)                -       (1,319,154)
         Sale of Sobik's                                           (1,053,897)          246,186         (807,711)
         Impairment of Central Park restaurant                        (97,573)                -          (97,573)
         ---------------------------------------------------------------------------------------------------------
         Balance, September 30, 2004                                2,885,811          (176,906)       2,708,905
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

                                                                UFSI        COAC        Total
                                                              -------     -------     ---------
         Cash for equity position in Joint Venture            350,000     350,000       700,000
         Cash for note receivable                             300,000           -       300,000
                                                              -------     -------     ---------
         Total cash used for acquisition                      650,000     350,000     1,000,000
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
         ======================================================================================

10.      Other Investments
         The following table summarizes our other long-term assets as of
         September 30, 2004 and 2003:
                                                                         2004             2003
         --------------------------------------------------------------------------------------------
         Equity in COAC II Joint Venture (See note 4)                  $  772,282       $  650,000
         Equity in Mountain Mike's (See note 4)                           243,084          243,084
         Investment in Uptown Restaurant Group (Fransaction)                    -           38,554
         Investment in Gators Franchising, LLC.                            30,565           35,864
         Investment in QRVC (See note 3)                                    8,058                -
         Investment in Franchise Management Company (See note 4)           15,000                -
         Investment in Piccadilly's (See note 4)                          300,000                -
         Trademarks, net of accumulated amortization                            -           74,217
         --------------------------------------------------------------------------------------------
                                                                       $1,368,989       $1,041,719
         Our ownership interest in these companies is as follows:

                                                                    Method of
                     Corporation Name               Percentage   Accounting Used
         -----------------------------------------------------------------------
         Concept Acquisitions II, LLC                    25%      Equity Method
         Mountain Mike's                                 18%      Cost Method
         Uptown Restaurant Group                         59%      Consolidated in 2004
         Gator's Dockside Int'l Franchising, Inc.        10%      Cost Method
         Quality Restaurant Ventures, LLC                19%      Cost Method
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
         =========================================================================================================

12.      Accrued Expenses


         Accrued expenses are comprised of the following at September 30, 2004 and 2003:
                                                                                          2004               2003
         ----------------------------------------------------------------------------------------------------------
         Accrued payroll and payroll-related items                                       4,885              3,219
         Accrued interest                                                              259,624            197,405
         Liability to issue common stock                                                58,650             58,650
         Accrued payroll taxes                                                         256,223                  -
         Accrued credit card payables                                                   78,518                  -
         Accrued fountain incentive due to related companies                                 -            249,482
         Other accrued expenses                                                         25,509             11,767
         ----------------------------------------------------------------------------------------------------------
                                                                                   $   683,409        $   520,523
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

                Ultimate Franchise Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                 For the Years Ended September 30, 2004 and 2003


17.      Operating Segments (continued)

         The table below shows certain financial information by business segment for the years ended September 30, 2004 and 2003:

           Segment Reporting                                 Franchise         Restaurant         Management        Consolidated
           September 30, 2004                               Operations         Operations           Services               Total
           -----------------------------------------------------------------------------------------------------------------------
           Revenue from external customers                $  2,085,266        $   668,471         $  538,444       $   3,262,181
           Interest- net                                       366,464                  -                  -             394,094
           Permanent impairment of long-lived assets
                                                             2,265,800            149,797                  -           2,415,597
           Depreciation and amortization                         2,138              6,457                  -               8,595
           Segment income / (loss)                          (3,227,698)           (78,103)           538,444          (2,767,357)
           Segment assets                                       93,797                983                  -              94,780
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


         Sale of Fransaction, Inc.

         In April, 2005 we concluded negations with a buyer for Fransaction, Inc. and a definitive agreement was signed by all parties. We expect that this transaction will be consummated by May 31, 2005.


Read independent auditors' report. The accompanying notes
are an integral part of the consolidated financial statements               F-34